Form 10QSB
period 1996-06-30
KENWOOD BANCORP INC
filed 1996-08-12
CIK 1011142

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

/X/              QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1996
                               -----------------

                                       OR

/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number 0-20907

                             KENWOOD BANCORP, INC.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                  31-1457996
- ----------------------                                  --------------
(State or other jurisdiction or                         (I.R.S. Employer
incorporation or organization)                          Identification Number)

7711 Montgomery Road
Cincinnati, Ohio                                          45236
- ----------------------------                            ----------
(Address of principal                                   (Zip Code)
executive office)

Registrant's telephone number, including area code: (513) 791-2834

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                                                              No
   -----                                                              -----

As of August 7, 1996, the latest practicable date, 295,170 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                             KENWOOD BANCORP, INC.


                                     Index


                                                                    Page
                                                                    ----

PART I           FINANCIAL INFORMATION

                 Consolidated Statements of Financial Condition       3

                 Consolidated Statements of Earnings                  4

                 Consolidated Statements of Cash Flows                5

                 Notes to Consolidated Financial Statements           6

                 Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                           8


PART II          OTHER INFORMATION                                   12


SIGNATURES                                                           13

                             KENWOOD BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)

                                                                                           June 30,            September 30,
                                                                                             1996                  1995
                     Assets                                                              (Unaudited)               ----
                     ------                                                               ---------

Cash and due from banks                                                                   $     566                      689
Interest-bearing deposits in other financial institutions                                       989                    2,119
                                                                                            -------                  -------

            Cash and cash equivalents                                                         1,555                    2,808

Certificates of deposit in other financial institutions                                         380                    1,330
Investment securities - at amortized cost, approximate
  market value of $1,953 and $1,971 as of June 30, 1996
  (unaudited) and September 30, 1995                                                          1,993                    1,991
Investment securities - available for sale (amortized
  cost of $500 and $999 at June 30, 1996 (unaudited) and
  September 30, 1995)                                                                           485                    1,006
Mortgage-backed securities at cost, approximate market
  value of $277 and $7,364 at June 30, 1996 (unaudited)
  and September 30, 1995                                                                        271                    7,311
Mortgage-backed securities - available for sale (amortized
  cost of $6,522 at June 30, 1996, (unaudited)                                                6,546                       -
Loans receivable - net                                                                       36,221                   32,559
Loans held for sale - at lower of cost or market                                                798                      213
Property and equipment, net                                                                     364                      380
Federal Home Loan Bank stock - at cost                                                          422                      401
Accrued interest receivable on loans                                                            184                      144
Accrued interest receivable on mortgage-backed securities                                        38                       38
Accrued interest receivable on investments and interest-
  bearing deposits                                                                               57                       29
Prepaid expenses and other assets                                                                85                       70
Prepaid Federal income taxes                                                                     -                        29
                                                                                            -------                  -------

            Total assets                                                                  $  49,399                   48,309
                                                                                            =======                  =======

         Liabilities and Stockholders Equity
         -----------------------------------

Deposits                                                                                  $  42,355                   44,428
Advances from Federal Home Loan Bank                                                          2,167                      194
Accounts payable on mortgage loans serviced for others                                           22                      107
Advances by borrowers for taxes and insurance                                                   133                      181
Other liabilities                                                                               125                       85
Accrued federal income taxes                                                                     10                       -
Deferred Federal income taxes                                                                    99                       98
                                                                                            -------                  -------

            Total liabilities                                                                44,911                   45,093
                                                                                            -------                  -------

Commitments                                                                                      -                        -
                                                                                            -------                  -------

Preferred stock - authorized 1,000,000 shares of
  $.01 par value, none issued                                                                    -                        -
Common stock - authorized 4,000,000 shares of .01
  par value at June 30, 1996 and $.10 par value at
  September 30, 1995, 295,170 and 151,656 shares
  issued and outstanding at June 30, 1996 (unaudited)
  and September 30, 1995                                                                          3                       15
Additional paid-in capital                                                                    1,742                      452
Retained earnings - substantially restricted                                                  2,881                    2,763
Shares acquired by Management Recognition Plan                                                  (19)                     (19)
Shares acquired by Employee Stock Ownership Plan                                               (126)                      -
Unrealized gain on available for sale securities,
  net of income taxes                                                                             7                        5
                                                                                            -------                  -------

            Total stockholders' equity                                                        4,488                    3,216
                                                                                            -------                  -------

            Total liabilities and stockholders' equity                                    $  49,399                   48,309
                                                                                            =======                  =======

                             KENWOOD BANCORP, INC.

               CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)
                                 (In thousands)

                                                                                 Nine Months                      Three months
                                                                                    ended                             ended
                                                                                   June 30,                          June 30,
                                                                            1996              1995           1996             1995
                                                                            ----              ----           ----             ----

Interest income
  Loans                                                                   $ 1,959            1,782             679             614
  Mortgage-backed securities                                                  349              337             116             115
  Investment securities                                                       144               96              45              44
  Interest-bearing deposits and other                                          90              143              20              58
                                                                            -----            -----           -----           -----

          Total interest income                                             2,542            2,358             860             831
                                                                            -----            -----           -----           -----

Interest expense
  Deposits                                                                  1,865            1,626             608             626
  Borrowings                                                                   31               40              21               3
                                                                            -----            -----           -----           -----

          Total interest expense                                            1,896            1,666             629             629
                                                                            -----            -----           -----           -----

          Net interest income                                                 646              692             231             202

Provision (credit) for losses on loans                                         10               11               4              (1)
                                                                            -----            -----           -----           -----

          Net interest income after provision
            (credit) for losses on loans                                      636              681             227             203
                                                                            -----            -----           -----           -----

Other income
  Gain on sale of mortgage loans                                              159               19              52              16
  Gain on sale of investments                                                  13               -               -               -
  Other operating                                                              12               11               4               3
                                                                            -----            -----           -----           -----

         Total other income                                                   184               30              56              19
                                                                            -----            -----           -----           -----

General, administrative and other expense
  Employee compensation and benefits                                          313              273              97              92
  Occupancy and equipment                                                      91               77              32              23
  Federal deposit insurance premiums                                           75               65              25              23
  Franchise taxes                                                              31               31              10              10
  Other                                                                       185              139              66              53
                                                                            -----            -----           -----           -----

          Total general, administrative and
            other expense                                                     695              585             230             201
                                                                            -----            -----           -----           -----

          Earnings before income taxes                                        125              126              53              21

Federal income taxes
  Current                                                                      31               37              13               5
  Deferred                                                                     -                -               -               -
                                                                            -----            -----           -----           -----

          Total Federal income taxes                                           31               37              13               5
                                                                            -----            -----           -----           -----

          NET EARNINGS                                                    $    94               89              40              16
                                                                            =====            =====           =====           =====
          Earnings per share                                              $   .61              .59             .26             .11
                                                                            =====            =====           =====           =====

                             KENWOOD BANCORP, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

                       For the Nine Months Ended June 30
                                 (In thousands)

                                                                             1996                 1995
                                                                             ----                 ----

Cash flows from operating activities:
   Net earnings for the period                                             $    94                   89
   Adjustments to reconcile net earnings to net cash
     used by operating activities:
       Depreciation and amortization                                            25                   19
       Loans disbursed for sale in the secondary market                    (10,177)              (1,345)
       Proceeds from sale of loans in the secondary market                   9,751                1,064
       Gain on sale of mortgage loans                                         (159)                 (19)
       Gain on sale of investment securities                                   (13)                  -
       Federal Home Loan Bank stock dividends                                  (21)                 (16)
       Amortization of deferred loan origination (fees) cost                    (7)                  (2)
       Provision for losses on loans                                            10                   11
       Increase (decrease) in cash due to changes in:
         Accrued interest receivable                                           (68)                 (54)
         Prepaid expenses and other assets                                      (4)                  (2)
         Accounts payable on mortgage loans serviced for others                (85)                   1
         Other liabilities                                                      40                   (6)
         Federal income taxes:
           Current                                                              28                   25
           Deferred                                                             -                    -
                                                                             -----                -----
               Net cash used by operating activities                          (586)                (235)
                                                                             -----                -----

Cash flows from investing activities:
   Principal repayments on loans and mortgage-backed securities              7,370                3,919
   Loan disbursements                                                      (10,055)              (7,877)
   Purchase of mortgage-backed securities                                     (513)                  -
   Proceeds from sale of investment securities                                 513                   -
   Purchase of investment securities                                          (500)                  -
   Purchase of Federal Home Loan Bank stock                                     -                   (51)
   Maturity of investment securities                                           500                   -
   Purchase of office premises and equipment                                    (7)                  (7)
   Decrease (increase) in certificates of deposit in other
     financial institutions                                                    950                 (275)
                                                                            ------                -----
               Net cash used in investing activities                        (1,742)              (4,291)
                                                                            ------                -----

Cash flows from financing activities:
   Net increase (decrease) in deposit accounts                              (2,073)               4,498
   Proceeds from Federal Home Loan Bank advances                             3,000                   -
   Repayments of Federal Home Loan Bank advances                            (1,027)                 (13)
   Advances by borrowers for taxes and insurance                               (48)                 (23)
   Net proceeds from the issuance of common stock                            1,264                   -
   Funding of Management Recognition Plan                                       -                     1
   Dividends paid on common stock                                              (41)                 (53)
                                                                            ------                -----
               Net cash provided by financing activities                     1,075                4,410
                                                                            ------                -----

Net decrease in cash and cash equivalents                                   (1,253)                (116)

Cash and cash equivalents at beginning of period                             2,808                1,778
                                                                            ------                -----

Cash and cash equivalents at end of period                                 $ 1,555                1,662
                                                                             =====                =====
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Federal income taxes (refunds)                                        $    (8)                  (7)
                                                                             =====               ======

     Interest on deposits and borrowings                                   $ 1,895                1,661
                                                                             =====               ======

     Transfer of investment securities to
       available for sale classification                                   $ 7,253                   -
                                                                             =====               ======

                             KENWOOD BANCORP, INC.

                         Notes to Financial Statements


 1.   Organizational Summary:

      Kenwood Bancorp, Inc. (the "Company" or "Bancorp") is a holding company formed in March 1996 in conjunction with the second step conversion of Kenwood Savings and Loan Association from a mutual holding company format to a stock holding company format. The second step conversion was completed on June 28, 1996 with all the stock of the Association cancelled and converted into stock of the Bancorp. The Bancorp's financial statements include the accounts of it's wholly owned subsidiary Kenwood Savings Bank (formerly Kenwood Savings and Loan Association).

 2.   Basis of Presentation:

      The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

 3.   Earnings Per Share:

      Earings per share for the three and nine month periods ended June 30, 1996 is computed based on 156,019 and 153,110 weighted average shares outstanding, respectively. Earnings per share for the three and nine month periods ended June 30, 1995 is computed based on 151,656 weighted average shares outstanding for Kenwood Savings and Loan Association.

      Weighted average shares for the three months and nine months ended June 30, 1996 include the effect of the completion of the offering of 295,170 shares on June 30, 1996 of Kenwood Bancorp, Inc. These shares were sold or converted pursuant to a plan of conversion and agreement and plan of reorganization whereby, in addition to newly issued shares, each share of common stock of Kenwood Savings and Loan Association held by Kenwood Federal Mutual Holding Company were cancelled and each share of the Association common stock held by the Association's public stockholders were converted into shares of Kenwood Bancorp, Inc.

 4.   Effects of Recent Accounting Pronouncements:

      In June 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting for Creditors for Impairment of a Loan" which amends SFAS No. 5 and SFAS No. 15. SFAS No. 114 requires the measurement of potential losses on impaired loans. SFAS No. 114 provides guidance on methods of calculating losses associated with impaired loans. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994. Initial application shall be as of the beginning of fiscal 1996 for the Savings Bank. As the Savings Bank, historically, has not had significant amounts of impaired loans, management does not believe SFAS No. 114 will have a significant effect at this time.

      In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights". This statement requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained would allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans
      based on their relative fair value.    Statement No. 122 is effective for
      fiscal years beginning after December 15, 1995. Management has not evaluated the effect of this pronouncement on its financial position and results of operations.

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost of those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net income and if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995. Companies are required, however, to disclose information for awards granted in their first fiscal year ending after December 15, 1994. Management has not completed an analysis of the potential effects of SFAS No. 123 on its financial condition or results of operations.

      In June 1996 the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Entinguishments of Liabilities" which established accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on a consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial seets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 supersedes SFAS No. 122. SFAS No. 125 is effective for transactions occurring after December 31, 1996. Management does not expect an impact from adoption of SFAS No. 125.

                             KENWOOD BANCORP, INC.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from September 30, 1995 to June 30,
1996

At June 30, 1996, the Company had total assets of $49.4 million, an increase of approximately $1.1 million or 2.3%, from September 30, 1995. The growth in assets was primarily funded by the stock conversion proceeds of $1.1 million and an increase in Federal Home Loan Bank advances of $2.0 million offset by a reduction in deposits of approximately $2.1 million.

Liquid assets (i.e. cash and interest bearing deposits) decreased by $1.3 million or 44.6% during the nine months ended June 30, 1996, reflecting the use of the liquid assets to fund current loan demand.

Loans receivable (including loans held for sale) increased by $4.2 million or 13.0% to a total of $37.0 million at June 30, 1996 as compared to $32.8 million at September 30, 1995. The Savings Bank had total loan originations for resale and for portfolio of $20.2 million for the nine months ended June 30, 1996, offset by loans sold and principal repayments on loans of $15.9 million. The Savings Bank sold in the secondary market loans totalling $9.6 million for the nine months ended June 30, 1996 as the consumer demand for fixed-rate lending has increased over the prior nine months ended June 30, 1995. The Savings Bank sells the majority of fixed-rate loan originations and all FHA/VA loan originations.

At June 30, 1996 the Company's allowance for loan losses totalled $91,000, which represented a $10,000 increase over the level maintained at September 30, 1995. The provision for loan losses in the 1996 period was solely attributable to the aforementioned growth in the loan portfolio and the inherent risk associated with mortgage lending. At June 30, 1996 the Company's allowance for loan losses consisted solely of a general loan loss allowance (which is included as a component of regulatory risk-based capital). As of such date, the Company's allowance for loan losses amounted to .25% of total loans. The Company had no non-performing loans at June 30, 1996.

The Company's investment portfolio which consist of certificates of deposits, investment securities (both held to maturity and available for sale), and mortgage-backed securities (both held to maturity and available for sale) decreased by $2.0 million over the level maintained at September 30, 1995. The reduction in investments was used to fund the growth in the loan portfolio. Gain on sale of investments totalling $13,000 was recognized during the period. Also, the Company has seen a reduction in its mortgage-backed securities due to repayments of the underlying mortgages. Certificates of deposit have decreased by $950,000 as the Savings Bank has allowed deposits to mature without renewal.

Deposits totalled $42.4 million at June 30, 1996, a decrease of $2.1 million or 4.7% from the $44.4 million of deposits at September 30, 1995. The decrease in deposits is due to the reduction in certificates of deposit as consumers continued to look for other types of savings vehicles. The Savings Bank normally does not offer special rates or terms to attract deposits unless the terms and rates are favorable for the long-term. Demand deposit accounts increased by $765,000 as the Savings Bank has competitively priced its demand deposit accounts along with the addition of new products including ATM access and "debit" cards.

During the 1996 period the Savings Bank borrowed a net $2 million in cash management FHLB advances to fund current year loan originations.

Bancorp completed its second step conversion during June 1996 and additional capital was raised totalling $1.1 million after conversion costs of approximately $300,000.

The Savings Bank is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, core capital requirement, and a risk-based capital requirement. At June 30, 1996, the Savings Bank's tangible and core capital totalled $4.2 million or 8.5% of adjusted total assets, which exceeded the respective minimum requirements at that date of 1.5% or $744,000 and 3.0%
or $1.5 million by $3.5 million and $2.7 million respectively.   The Savings
Bank's risk-based capital totalled $4.3 million at June 30, 1996 or 20.7% of risk weighted assets, which exceeded the 8% requirement by $2.6 million.

                             KENWOOD BANCORP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Comparison of Operating Results for the Nine Month Periods Ended June 30, 1996 and 1995

General

Net earnings for the nine months ended June 30, 1996 totaled $94,000, an increase of $5,000 or 5.6%, from the $89,000 in net earnings recorded for the nine months ended June 30, 1995. The increase in earnings resulted primarily from a $140,000 increase in gain on sale of mortgage loans, a gain on sale of investment securities of $13,000, and a $6,000 decrease in the provision for income taxes, which were partially offset by a $46,000 decrease in net interest income and an increase of $110,000 in general, administrative and other expense,

Net Interest Income

Interest income on loans for the nine months ended June 30, 1996, increased by $177,000, or 9.9%, due to a $4.2 million, increase in the balance of the outstanding loan portfolio. Interest income on mortgage-backed securities increased by $12,000, or 3.6%, due primarily to an increase in the average balance outstanding. Interest income on investment securities and other interest-earning assets decreased by $5,000 or 2.1%.

Interest expense on deposits increased by $239,000, or 14.7%, during the nine months ended June 30, 1996. This increase was the result of an increase of $1.3 million, or 3.0%, in the average balance of deposits outstanding year-to-year and an increase in the weighted average rate paid thereon from 5.15% to 5.73%. Interest expense on borrowings decreased by $9,000 for the nine months ended June 30, 1996, as compared to the same period in 1995. This decrease resulted primarily from the decrease in average balance of advances outstanding year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $46,000, or 6.6%, during the nine months ended June 30, 1996 as compared to the nine months ended June 30, 1995.

Provision for Losses on Loans

The Association's provision for loan losses totaled approximately $10,000 for the nine months ended June 30, 1996. The current period provision was the result of loan portfolio growth in 1996 and the inherent risk in lending.

Other Income

Other income increased by $154,000 during the nine months ended June 30, 1996, as compared to the same period in 1995. This increase was due primarily to an increase of $140,000 in gains on sale of mortgage loans. The Savings Bank's secondary market activities have increased during the current fiscal year, primarily as a result of the current stable interest rate environment and the consumer demand for fixed-rate loans.


General, Administrative and Other Expense

General, administrative and other expense increased by $110,000, or 18.8%, during the nine months ended June 30, 1996, as compared to the nine months ended June 30, 1995, due primarily to a $40,000, or 14.7% increase in employee compensation and benefits and a $46,000 increase in other operating expenses. Such increases resulted from additional costs relating to the Savings Bank's new mortgage loan origination office.

Federal Income Taxes

The provision for Federal income taxes decreased by $6,000, or 16.2%, during the nine months ended June 30, 1996 as compared to the same period in 1995. The Company's effective tax rates amounted to 24.8% and 29.3% during the nine months ended June 30, 1996 and 1995, respectively.

                             KENWOOD BANCORP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month Periods Ended June 30, 1996 and 1995

General

Net earnings for the three months ended June 30, 1996 totaled $40,000, an increase of $24,000 or 150% from the $16,000 in net earnings recorded for the three months ended June 30, 1995. The increase in net earnings resulted primarily from a $29,000 increase in net interest income and a $37,000 increase in other income which were partially offset by a $29,000 increase in general, administrative and other expense.

Net Interest Income

Interest income on loans for the three months ended June 30, 1996 increased by $65,000, or 10.6%, due to an increase in the average balance of the loan portfolio outstanding. Interest income on mortgage-backed securities increased $1,000, due primarily to an increase in the weighted average interest rate earned on such securities. Interest income on investment securities and other interest-earning assets decreased by $37,000, or 36.3%. This decrease was primarily the result of management's efforts to redeploy excess liquidity into higher yielding mortgage loans.

Interest expense on deposits increased by $18,000, or 2.9%, during the three months ended June 30, 1996. This increase was the result of an increase in the average balance of deposits outstanding and an increase in the weighted average rate paid thereon. Interest expense on borrowings increased $18,000 for the three months ended June 30, 1996, as compared to the 1995 quarter, due primarily to an increase in such borrowings outstanding which were utilized to fund loan demand.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $29,000, or 14.4%, during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

Provision for Loan Losses

The Savings Bank's provision for loan losses totaled approximately $4,000 for the three months ended June 30, 1996. The current period provision was primarily the result of loan portfolio expansion during the 1996 quarter and the inherent risk in lending.

Other Income

Other income increased by $37,000 during the three months ended June 30, 1996, as compared to the same period in 1995. This increase was due to a $36,000 increase in gains on sale of mortgage loans. The Association's secondary market activities have increased during the current period versus the prior period, primarily as a result of the current interest rate environment and the demand for fixed-rate loan products.

General, Administrative and Other Expense

General, administrative and other expense increased by $29,000, or 14.4%, during the three months June 30, 1996, as compared to the three months ended June 30, 1995, due primarily to a $13,000 increase in other expenses and a $9,000 increase in occupancy and equipment expenses. The increase in the general and administrative expenses relate directly to the increase in the secondary market activity and expenses related to the Savings Bank's new mortgage origination office.

                             KENWOOD BANCORP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Comparison of Operating Results for the Three Month Periods Ended June 30, 1996 and 1995 (Continued)


Federal Income Taxes

The provision for Federal income taxes increased by $8,000, during the three months ended June 30, 1996 as compared to the same period in 1995, due primarily to an increase in earnings before income taxes of $32,000. The Company's effective tax rates amounted to 26.0% and 23.8% during the three months ended June 30, 1996 and 1995, respectively.

Recent Developments

The deposits of savings associations such as the Savings Bank are presently insured by the SAIF, which together with the BIF, are the two insurance funds administered by the FDIC. On November 14, 1995, the FDIC revised the premium schedule for BIF-insured banks to provide a range of .00% to .27% (subject to a $2,000 minimum) of deposits (as compared to the current range of .23% to .31% of deposits for SAIF-insured institutions) due to the BIF achieving its statutory reserve ratio. As a result, BIF members generally pay substantially
lower premiums than the SAIF members.   It is anticipated that the SAIF will
not be adequately recapitalized until 2002, absent a substantial increase in premium rates or the imposition of special assessments or other significant developments, such as a merger of the SAIF and the BIF. As a result of this disparity, SAIF members could be placed at a significant, competitive disadvantage to BIF members due to higher costs for deposit insurance. A recapitalization plan under consideration by the U. S. Congress reportedly provides for a one-time assessment of .80% to .85% to be imposed on all deposits assessed at the SAIF rates in order to recapitalize the SAIF and eliminate the disparity, and an eventual merger of the SAIF and the BIF.

The Savings Bank currently is unable to predict the likelihood of legislation effecting these changes, although a consensus among regulators, legislators and bankers appears to be developing in this regard. If such an assessment was effected based on deposits as of March 31, 1995, as proposed, the Savings Bank's pro rata share would amount to approximately $247,000 to $262,000 after taxes, respectively.

                             KENWOOD BANCORP, INC.

                                    PART II


ITEM 1.     Legal Proceedings

            Not applicable


ITEM 2.     Changes in Securities

            Not applicable


ITEM 3.     Defaults Upon Senior Securities

            Not applicable


Item 4.     Submission of Matters to a Vote of Security Holders

            Not applicable


Item 5.     Other Information

            Not applicable


Item 6.     Exhibits and Reports on Form 8-K

            Not applicable

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date       August 8, 1996              By    /s/  THOMAS W. BURNS
    ---------------------------          -----------------------------
                                         Thomas W. Burns
                                         Executive Vice President,
                                         Chief Executive Officer and
                                         Chief Financial Officer