Form 10-K405
period 1996-09-30
KENWOOD BANCORP INC
filed 1996-12-30
CIK 1011142

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended September 30, 1996

                                     OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from            to
                                       ----------    ---------------

                        Commission File No.: 0-20907

                            Kenwood Bancorp, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                    Ohio                                    31-1457996
         -----------------------------                ----------------------
          (State or other jurisdiction                   (I.R.S. Employer
       of incorporation or organization)              Identification Number)

             7711 Montgomery Road
                Cincinnati, Ohio                             45236
          ---------------------------                 ---------------------
    (Address of principal executive offices)                (Zip code)


      Registrant's telephone number, including area code:  (513) 791-2834

   Securities registered pursuant to Section 12(b) of the Act: Not Applicable

           Securities registered pursuant to Section 12(g) of the Act

                    Common Stock (par value $.01 per share)
                    ---------------------------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    ----     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the $10.50 closing price of the Registrant's common stock as of December 24, 1996, the aggregate market value of the 234,793 shares of the Registrant's common stock deemed to be held by non-affiliates of the Registrant was approximately $2.47 million. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of December 24, 1996: 295,133

                      DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 1996 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 13 of this Form 10-K.

PART I.

ITEM 1.  BUSINESS.

GENERAL

         On June 28, 1996, Kenwood Savings Bank, an Ohio-chartered stock savings institution ("Kenwood" or the "Savings Bank") completed its reorganization from the mutual holding company form of organization to the stock holding company form of organization. Pursuant to the terms of a Plan of Conversion and Agreement and Plan of Reorganization adopted by Kenwood and Kenwood Federal Mutual Holding Company, a federally chartered mutual holding company (the "Mutual Holding Company"), (i) Kenwood incorporated Kenwood Bancorp, Inc. (the "Company") as a wholly owned subsidiary of Kenwood, (ii) the Mutual Holding Company converted to an interim federal stock savings institution and simultaneously merged with and into Kenwood, pursuant to which the Mutual Holding Company ceased to exist and the shares of common stock of Kenwood held by the Mutual Holding Company were cancelled, and (iii) an interim institution ("Interim") formed as a wholly owned subsidiary of the Company, merged with and into Kenwood. As a result of the merger of Interim with and into Kenwood, Kenwood became a wholly owned subsidiary of the Company and the outstanding shares of common stock of Kenwood (other than those held by the Mutual Holding Company) were converted pursuant to a specified exchange ratio into shares of common stock of the Company (collectively, the "Conversion and Reorganization"). In connection with the foregoing, Kenwood amended its articles of incorporation to change its corporate title from "Kenwood Savings and Loan Association" to "Kenwood Savings Bank" and the Company also offered and sold additional shares of its common stock to certain depositors and employee benefit plans of Kenwood (the "Offering").

         As a result of the Conversion and Reorganization, the Company became the unitary holding company of the Savings Bank. The only significant assets of the Company are the capital stock of the Savings Bank, the Company's loan to the Company's Employee Stock Ownership Plan (the "ESOP"), and the portion of the net proceeds retained by the Company in connection with the Conversion and Reorganization. The business and management of the Company consists of the business and management of the Savings Bank. At September 30, 1996, the Company had $50.2 million of total assets, $46.0 million of total liabilities, including $41.6 million of deposits, and $4.2 million of total stockholders' equity.

         Kenwood is an Ohio-chartered stock savings institution which conducts business from one full-service office and one loan origination office, both of which are located in the Cincinnati, Ohio metropolitan area. The Savings Bank was originally established in 1892 as an Ohio-chartered, mutual deposit and loan company known as "The Kenwood Savings and Loan Association" (the "Mutual Association"). In November 1992, the Mutual Association reorganized into the mutual holding company form of organization (the "MHC Reorganization") whereby the Mutual Association (i) organized a newly formed stock savings and loan association; (ii) transferred substantially all of its assets and liabilities to the newly formed stock savings and loan association in exchange for all of the common stock of such institution; and (iii) reorganized from an Ohio-chartered mutual savings and loan association to a federally chartered, mutual holding company known as "Kenwood Federal Mutual Holding Company." As part of the MHC Reorganization, the newly formed stock savings and loan association issued 69,000 shares of common stock to certain members of the general public and 81,000 shares of common stock to the Mutual Holding Company.

         The Savings Bank is primarily engaged in attracting deposits from the general public through its office and using those and other available sources of funds to originate loans secured by single-family residences located primarily in southwestern Ohio. Such loans amounted to $37.7 million, or 94.6%, of the Savings Bank's total loan portfolio at September 30, 1996. To a much lesser extent, the Savings Bank originates consumer and other loans, which amounted to $860,000, or 2.2%, of the total loan portfolio at September 30, 1996, as well as loans secured by existing multi-family residential and nonresidential real estate, which amounted to $126,000, or 0.3%, and $142,000, or 0.4%, respectively, of the total loan portfolio at such date. The Savings Bank also invests in interest-bearing deposits in other financial institutions (including certificates of deposit), U.S. Government and federal agency obligations and mortgage-backed securities which are insured or guaranteed by federal agencies.

         The Company, as a registered savings and loan holding company, is subject to examination and regulation by the Ohio Department of Commerce, Division of Financial Institutions ("Division") and by the Office of Thrift Supervision ("OTS") and is subject to various reporting and other requirements of the Securities and Exchange Commission ("SEC"). Kenwood is subject to examination and comprehensive regulation by the Division, which is Kenwood's chartering authority and primary regulator, by the OTS, Kenwood's primary federal regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), which as administrator of the Savings Association Insurance Fund ("SAIF") insures Kenwood's deposits up to applicable limits. Kenwood also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and is a member of the Federal Home Loan Bank ("FHLB") of Cincinnati, which is one of the 12 regional banks comprising of FHLB System.

LENDING ACTIVITIES

         GENERAL. At September 30, 1996, the Savings Bank's net loan portfolio (including loans held for sale) totalled $39.3 million, representing approximately 78.3% of the Savings Bank's $50.2 million of total assets at that date. The principal lending activity of the Savings Bank is the origination of one-to-four family residential loans and, to a much lesser extent, consumer and other loans, as well as multi-family residential and nonresidential real estate loans and construction loans.

         As an Ohio-chartered savings institution, the Savings Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, substantially all of the mortgage loans in the Savings Bank's portfolio are secured by properties located in the Savings Bank's market area in southwestern Ohio.

         Although the Savings Bank historically originated loans with lesser dollar balances than was permitted by federal regulations, loans-to-one borrower limitations may restrict its ability to do business with certain customers. See "Regulation - The Savings Bank - Federal Regulation." A savings association generally may not make loans to one borrower and related entities in an amount which exceeds the greater of $500,000, or 15%, of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1996, the Savings Bank's limit on loans-to-one borrower was $500,000 and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $364,000, $310,000, $297,000, $297,000 and $279,000. All
of these loans are secured by single-family residential real estate located in Hamilton County, Ohio and all of these loans were performing in accordance with their terms at September 30, 1996.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan at the dates indicated.

                                                                     September 30,
                                         -----------------------------------------------------------------------
                                               1996                      1995                       1994
                                         ------------------        ------------------         ------------------
                                          Amount        %           Amount        %            Amount        %
                                         --------    ------        --------    ------         ---------   ------

                                                                 (Dollars in Thousands)

 One-to-four family residential(1)       $37,699      94.6%        $31,464      95.7%         $26,187      93.9%
 Multi-family residential                    126       0.3             239       0.7              655       2.3
 Nonresidential real estate                  142       0.4             232       0.7              345       1.2
 Construction                              1,016       2.5             226       0.7              519       1.9
                                          ------      ----          ------     -----           ------      ----
         Total real estate loans          38,983      97.8          32,161      97.8           27,706      99.3

 Consumer and other loans:
   Home equity lines of credit               817       2.1             366       1.2               --        --
   Deposit secured                            41       0.1             306       0.9              121       0.4
   Other(2)                                    2        --              35       0.1               69       0.3
                                          ------     -----          ------     -----           ------     -----
         Total consumer and other            860       2.2             707       2.2              190       0.7
           loans                          ------     -----          ------     -----           ------     -----
         Total loans                      39,843     100.0%         32,868     100.0%          27,896     100.0%
                                          ------     =====          ------     =====           ------     =====
 Less (add):
   Undisbursed portion of
     loans-in-process                        502                        61                        265
   Deferred loan origination costs           (85)                      (46)                       (32)
   Allowance for loan losses                  95                        81                         69
                                          ------                    ------                     ------
                                             512                        96                        302
                                          ------                    ------                     ------
         Net loans                       $39,331                   $32,772                    $27,594
                                          ======                    ======                     ======

-----------------------

(1) Included $9.3 million, $213,000 and $0 of loans designated as held for sale at September 30, 1996, 1995 and 1994, respectively.

(2)      Consists of secured commercial business loans.

         CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth certain information at September 30, 1996 regarding the dollar amount of loans maturing in the Savings Bank's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                                                                                Due 3-5         Due 5-10
                                                                              years after     years after
                                     1997           1998           1999         09/30/96        09/30/96
                                 -----------    -----------    ------------  -------------   -------------
                                                                (In Thousands)

 One-to-four family residential     $ 75            $24           $197         $3,469           $7,927
 Multi-family residential and
   nonresidential real estate         --             --             --             --              203
 Construction                         --             --             --             --               --
 Consumer and other                   43             --             --            817               --
                                     ---            ---            ---          -----            -----
      Total                         $118           $ 24           $197         $4,286           $8,130
                                     ===            ===            ===          =====            =====

                                     Due 10-20         Due 20
                                    years after      years after
                                      09/30/96        09/30/96         Total
                                   -----------      -----------    ------------
                                                  (In Thousands)

 One-to-four family residential       $4,195         $21,812          $37,699
 Multi-family residential and
   nonresidential real estate             65              --              268
 Construction                             --           1,016            1,016
 Consumer and other                       --              --              860
                                       -----          ------           ------
      Total                           $4,260         $22,828          $39,843
                                       =====          ======           ======

         The following table sets forth the dollar amount of all loans, before net items, due after one year from September 30, 1996 which have fixed interest rates or which have floating or adjustable interest rates.

                                                                           Floating
                                                        Fixed                 or
                                                        Rates          Adjustable Rates           Total
                                                   -------------    ---------------------    ---------------
                                                                        (In Thousands)

 Single-family residential                             $17,791                $19,833              $37,624
 Multi-family residential and
   nonresidential real estate                               80                    188                  268
 Construction                                               --                  1,016                1,016
 Consumer and other                                         --                    817                  817
                                                        ------                 ------               ------
      Total                                            $17,871                $21,854              $39,725
                                                        ======                 ======               ======

         Scheduled contractual amortization of loans does not reflect the actual term of the Savings Bank's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give the Savings Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

         ORIGINATION, PURCHASE AND SALE OF LOANS. The lending activities of the Savings Bank are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Savings Bank's Board of Directors and management. Loan originations are obtained by a variety of sources, including referrals from real estate brokers, developers, builders, existing customers, newspaper, radio, periodical advertising and walk-in customers. Loan applications are taken by lending personnel, and the loan department supervises the obtainment of credit reports, appraisals and other documentation involved with a loan. Property valuations are generally performed by independent outside appraisers approved by the Savings Bank's Board of Directors. Title and hazard insurance are required on all security property.

         The Savings Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. A loan application is first reviewed by the Savings Bank's loan officer and then is submitted for approval to the Board of Directors. All loans must be approved by the Loan Committee appointed by the Board of Directors. In addition, Thomas W.

Burns, Executive Vice President and Chief Executive Officer, has been granted loan approval authority by the Board of Directors for single-family residential first mortgage loans of $75,000 and less and with loan-to-value ratios of 90% and less.

         In March 1995, the Savings Bank opened a loan origination office in Cincinnati, Ohio and the Savings Bank currently performs its loan origination, processing and underwriting out of such office. The Savings Bank currently has four loan originators working out of such office who are compensated in part on a commission basis and provide convenient origination services during banking and non-banking hours.

         Historically, the Savings Bank has originated substantially all of the loans in its portfolio and has held them until maturity. However, since fiscal 1991, the Savings Bank has sold fixed-rate single-family residential loans to the Federal Home Loan Mortgage Corporation ("FHLMC") and other investors in the secondary market as a means of minimizing interest rate risk as well as generating additional funds for lending and other purposes. Beginning in fiscal 1992, the Savings Bank has designated substantially all fixed-rate single-family residential loans with terms to maturity of greater than ten years as held for sale and has retained in its portfolio all fixed-rate single-family residential loans with terms to maturity of ten years or less and all adjustable-rate single-family residential loans originated. At September 30, 1996, there were $9.3 million of loans designated as held for sale. The Savings Bank's loan policy currently limits the total amount of loans designated as held for sale to a maximum of $1.5 million, excluding the special loan sale of adjustable rate mortgages in December 1996. Sales of loans to date generally have been under terms which do not provide any recourse to the Savings Bank by the purchaser in the event of default on the loan by the borrower.

         With respect to the Savings Bank's loan sales to investors other than the FHLMC, the Savings Bank generally sells such loans servicing released and recognizes current income from receipt of servicing release fees. With respect to the Savings Bank's loan sales to the FHLMC, the Savings Bank generally continues to collect payments on such loans as they become due, to inspect the security property, to make certain insurance and tax advances on behalf of borrowers and to otherwise service such loans. The Savings Bank records a premium or discount, as adjusted for a normal servicing fee, when it realizes a gain or loss from the sale of loans, respectively. The Savings Bank amortizes such premiums and discounts over the estimated lives of the loans using the level yield method, and recognizes the servicing fee when the related loan payments are received. At September 30, 1996, the Savings Bank was servicing $18.2 million of loans for others.

         Historically, the Savings Bank has not been an active purchaser of loans. At September 30, 1996, loans purchased and serviced by others totalled $225,000.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.


                                                        Year Ended September 30,
                                               --------------------------------------------
                                                  1996              1995            1994
                                               -----------   ----------------    ----------
                                                             (In Thousands)

 Loan originations:
   One-to-four family residential
    and construction(1)                        $24,801            $13,298           $18,676
   Multi-family residential                         --                 --                --
   Nonresidential real estate                       --                 --                --
   Consumer and other                              773                683               133
                                                 -----             ------            ------
         Total loans originated                 25,574             13,981            18,809
 Purchases                                          --                 --                --
                                                 -----            -------            ------
         Total loans originated and
                    purchased                   25,574             13,981            18,809


 Sales and loan principal reductions:
   Loans sold                                   12,595              3,175             7,014
   Loan principal reductions                     6,445              5,630             7,878
                                                ------              -----            ------
         Total loans sold and
           principal reductions                 19,040              8,805            14,892

 Increase due to other net items                    25                  2                 3
                                                 -----              -----            ------

 Net increase in loan portfolio                $ 6,559             $5,178           $ 3,920
                                                ======              =====            ======


----------------------------

(1)      Includes loans designated as held for sale during the periods.


         SINGLE-FAMILY RESIDENTIAL LOANS. The primary lending activity of the Savings Bank is the origination of loans secured by first mortgage liens on single-family residences (one-to-four units). At September 30, 1996, $37.7 million, or 94.6%, of the Savings Bank's total loan portfolio (including loans held for sale), before net items, consisted of single-family residential loans.


         The Savings Bank's single-family residential loans include non-conventional loans (loans which are either insured by the Federal Housing Administration or partially guaranteed by the Department of Veterans Affairs) and conventional loans. Although a majority of the Savings Bank's loans consist of conventional loans, the Savings Bank has recently increased its origination of non-conventional mortgage loans. The Savings Bank has also recently increased its origination of non-owner occupied single-family residential loans.

         The loan-to-value ratio, maturity and other provisions of the loans made by the Savings Bank generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by the Savings Bank. The Savings Bank's lending policies on single-family residential mortgage loans generally limits the maximum loan-to-value ratio to 95% of the lesser of the appraised value or purchase price of the property and generally all single-family residential loans in excess of an 80% loan-to-value ratio require private mortgage insurance.

         The Savings Bank offers fixed-rate single-family residential loans with terms of five to 30 years. Such loans are amortized on a monthly basis with principal and interest due each month and customarily include "due-on-sale" clauses, which are provisions giving the Savings Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. The Savings Bank enforces due-on-sale clauses to the extent permitted under applicable laws. Currently, substantially all fixed-rate single-family residential loans with terms to maturity of greater than ten years originated by the Savings Bank are designated as held for sale and sold to the FHLMC and other investors in the secondary market as market conditions permit.

         Since 1983, the Savings Bank has been offering adjustable-rate loans in order to decrease the vulnerability of its operations to changes in interest rates. At September 30, 1996, $20.9 million, or 54.0%, of the single-family residential loans in the Savings Bank's loan portfolio consisted of adjustable-rate loans.

         The Savings Bank's single-family residential adjustable-rate loans are fully amortizing loans with contractual maturities of up to 30 years. The loans currently being originated by the Savings Bank have interest rates which are scheduled to adjust every one or three years in accordance with a designated index (the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity, as made available by the Federal Reserve Board). There is a 2% cap on the rate adjustment per period and a 6% cap rate adjustment over the life of the loan. The Savings Bank's adjustable-rate loans currently being originated are not convertible into fixed-rate loans, are not assumable, do not contain prepayment penalties and do not produce negative amortization. The Savings Bank generally offers discounts with respect to the interest rate on its adjustable-rate loans during the first year of the mortgage loan for competitive reasons.

         The demand for adjustable-rate loans in the Savings Bank's primary market area has been a function of several factors, including the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment. Due to the generally lower rates of interest prevailing in recent periods, the Savings Bank's originations of adjustable-rate loans have decreased as consumer preference for fixed-rate loans has increased.

         Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Savings Bank believes that these risks, which have not had a material adverse effect on the Savings Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

         CONSUMER AND OTHER LOANS. At September 30, 1996, consumer and other loans totalled $860,000, or 2.2%, of the total loan portfolio (including loans held for sale), before net items, and consisted primarily of home equity lines of credit, which amounted to $817,000, or 2.1%, of the Savings Bank's consumer and other loan portfolio (before net items). Home equity lines of credit are originated by the Savings Bank for up to 80% of the appraised value (90% if the Savings Bank holds the first mortgage), less the amount of any existing prior liens on the property. Home equity lines of credit have a maximum term of five years and interest rates which adjust in accordance with a designated prime rate. The Savings Bank will secure the loan with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage.

         Consumer and other loans also included at September 30, 1996, $41,000 of loans secured by customer deposits and $2,000 of commercial business loans. Except for home equity lines of credit, the Savings Bank does not emphasize the origination of consumer or commercial business loans and does not expect to do so in the future.

         MULTI-FAMILY RESIDENTIAL, NONRESIDENTIAL REAL ESTATE AND CONSTRUCTION LOANS. At September 30, 1996, $126,000, or 0.3%, and $142,000, or 0.4%, of the
Savings Bank's total loan portfolio (including loans held for sale), before net items, consisted of loans secured by existing multi-family residential and nonresidential real estate, respectively. The Savings Bank's multi-family residential (five units or more) and nonresidential real estate, loan portfolio includes, for the most part, nine loans secured primarily by apartment buildings and small office buildings located within the Savings Bank's primary lending area.

         Multi-family residential and nonresidential real estate loans have terms which range up to 25 years. Although some of the multi-family residential and nonresidential real estate loans which were originated in prior periods have fixed rates, interest rates on originations in recent years generally adjust at a one-year interval in accordance with a designated index. The maximum adjustment in any one period is 2% with a 6% cap over the life of the loan. At September 30, 1996, $188,000, or 70.1%, of the multi-family residential and nonresidential real estate loan portfolio consisted of adjustable-rate loans.

         Multi-family residential and nonresidential real estate loans are generally made in amounts up to 75% of the appraised value of the security property. All appraisals are generally performed by an independent appraiser designated by the Savings Bank and are reviewed by management. In originating multi-family residential and nonresidential real estate loans, the Savings Bank considers the quality of the property, the credit of the borrower, cash flow of the project, location of the real estate and the quality of management involved with the property.

         The Savings Bank makes construction loans to individuals for the construction of their residences and to borrowers for the construction of multi-family residential and nonresidential real estate. At September 30, 1996, construction loans amounted to $1.0 million or 2.5% of the Savings Bank's total loan portfolio (including loans held for sale), before net items. Of this amount, $1.0 million consisted of loans for the construction of single-family residences. The Savings Bank had no loans for the construction of multi-family residential and nonresidential real estate at September 30, 1996.

         Construction lending is generally limited to the Savings Bank's primary lending area. Construction loans are structured to be converted to permanent loans at the end of the construction phase, which typically is 12 months. Construction loans have rates and terms which generally match the non-construction loans then offered by the Savings Bank, except that during the construction phase the borrower only pays interest on the loan. Construction loans are underwritten pursuant to the same general guidelines used for originating permanent loans.

         Multi-family residential and nonresidential real estate lending is generally considered to involve a higher degree of risk than single-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. The Savings Bank generally attempts to mitigate the risks associated with multi-family residential and nonresidential real estate lending by, among other things, lending primarily in its market area and using low loan-to-value ratios in the underwriting process.

         LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, the Savings Bank often receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91 issued by the Financial Accounting Standards Board ("FASB"), which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Savings Bank's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At September 30, 1996, the Savings Bank had $85,000 of loan costs which had been deferred and are being recognized into income over the contractual maturities of the related loans.

ASSET QUALITY

         DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at September 30, 1996, in dollar amount and as a percentage of the Savings Bank's total loan portfolio (including loans held for sale). The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                              Total
                                                ---------------------------------
                                                   Amount            Percentage
                                                -------------     ---------------
                                                (Dollars in Thousands)

 Loans delinquent for:
   30 - 59 days                                    $  916                  2.3%
   60 - 89 days                                       140                  0.4
   90 days and over                                    --                   --
                                                    -----                  ---
 Total delinquent loans(1)                         $1,056                  2.7%
                                                    =====                  ===

-----------------------------

(1)      Consisted entirely of single-family residential loans.


         NON-PERFORMING ASSETS. When a borrower fails to make a required payment on a loan, the Savings Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made following the fifteenth day after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days, the loan and payment history is reviewed and efforts are made to collect the loan. While the Savings Bank generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Savings Bank does institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

         All loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual. As a matter of policy, the Savings Bank does not accrue interest on loans past due 90 days or more except when the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         Real estate acquired by the Savings Bank by foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. Real estate owned is carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of fair value.

         The following table sets forth the amounts and categories of the Savings Bank's non-performing assets at the dates indicated. The Savings Bank did not have any troubled debt restructurings at any of the dates presented.

                                                                      September 30,
                                                     -----------------------------------------------------
                                                         1996                 1995              1994
                                                     --------------      ---------------    --------------
                                                                  (Dollars in Thousands)

 Non-accruing loans(1)                                      $  --               $ --               $ 33
 Accruing loans greater than
  90 days delinquent(1)                                        --                 --                 --
 Real estate owned                                             --                 --                 --
                                                             ----               ----               ----
   Total non-performing assets                              $  --               $ --               $ 33
                                                             ====                ===                ===
   Total non-performing loans as
    a percentage of total loans                                --%                --%               .12%
                                                             ====                ===                ===
   Total non-performing assets as
      a percentage of total assets                             --%                --%               .08%
                                                             ====                ===                ===

-------------------------

(1)      Consisted solely of single-family residential loans.


         The interest income that would have been recorded during the years ended September 30, 1996, 1995 and 1994 if the Savings Bank's non-performing loans at the end of such periods had been current in accordance with their terms during such periods was $0, $0 and $1,800, respectively.

         CLASSIFIED ASSETS. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets:
"substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved. For information concerning a recent OTS proposal which would revise the amount of general loss allowances required with respect to classified and other assets, see "- Allowance for Loan Losses." At September 30, 1996, the Savings Bank had no classified assets.

         ALLOWANCE FOR LOAN LOSSES. The Savings Bank maintains an allowance for estimated losses on loans based upon an assessment of prior loss experience, the volume and type of lending conducted by the Savings Bank, industry standards, past due loans, general economic conditions and other factors related to the collectibility of the loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

         At September 30, 1996, the Savings Bank's allowance for loan losses amounted to $95,000, all of which was classified as general pursuant to OTS regulations and, as a result, was includable as a component of regulatory risk-based capital.

         The following table sets forth an analysis of the Savings Bank's allowance for loan losses during the periods indicated.


                                                              Year Ended September 30,
                                            ---------------------------------------------------------------
                                                  1996                1995                     1994
                                            ---------------    ----------------------    ------------------
                                                               (Dollars in Thousands)

 Total net loans outstanding(1)                   $39,331           $32,772                  $27,594
                                                   ======            ======                   ======
 Average loans outstanding, net                   $35,234           $30,792                  $23,844
                                                   ======            ======                   ======
 Balance at beginning of period                   $    81           $    69                  $    60
 Charge-offs                                           --                --                       (2)
 Recoveries                                            --                --                       --
                                                   ------           -------                  -------
 Net charge-offs                                       --                --                       (2)
 Provision for losses on loans                         14                12                       11
                                                  -------            ------                  -------
 Balance at end of period                        $     95           $    81                  $    69
                                                  =======            ======                   ======
 Allowance for loan losses as a
  percent of total loans
  outstanding                                         .24%              .25%                     .25%
                                                     ====               ===                      ===
 Ratio of net charge-offs to average
  loans outstanding                                    --%               --%                      --%(2)
                                                     ====               ===                      ===

----------------------------

(1)      Includes loans held for sale.

(2)      Less than .1%.


         Effective December 21, 1993, the OTS, in conjunction with the Office of the Comptroller of the Currency, the FDIC and the Federal Reserve Board, issued an Interagency Policy Statement on the Allowance for Loan and Lease Losses ("Policy Statement"). The Policy Statement, which effectively supersedes the proposed guidance issued on September 1, 1992, includes guidance
(i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified substandard; and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming twelve months based on facts and circumstances available on the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling."

         The following table sets forth information concerning the allocation of the Savings Bank's allowance for loan losses by loan categories at the dates indicated.

                                                                 September 30,
                            ---------------------------------------------------------------------------------------
                                        1996                        1995                         1994
                            ---------------------------   ----------------------------    -------------------------
                                           Percent of                   Percent of                     Percent of
                                              Total                        Total                          Total
                                            Loans by                      Loans by                       Loans by
                               Amount       Category         Amount       Category         Amount        Category
                            -------------  ------------   ------------  --------------    ----------   ------------

                                                            (Dollars in Thousands)

 One-to-four family
   residential                  $91          95.8%            $78         96.9%              $65        93.9%
 Multi-family residential        --           0.3               1           .7                 2         2.3
 Nonresidential real estate      --           0.4               1           .7                 1         1.2
 Construction                     2           1.3               1           .7                 1         1.9
 Consumer and other loans         2           2.2              --          1.0                --          .7
                                 --        ------              --       ------                --      ------
      Total                     $95        100.00%            $81       100.00%              $69      100.00%
                                 ==        ======              ==       ======                ==      ======


         Management of the Savings Bank believes that the reserves it has established are adequate to cover any potential losses in the Savings Bank's loan portfolio. However, future adjustments to these reserves may be necessary, and the Savings Bank's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.

INVESTMENT ACTIVITIES

         GENERAL. The Savings Bank's mortgage-backed and investment securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. All transactions must be approved by and reported to the Board of Directors.

         Prior to October 1, 1994, portfolio investment securities and mortgage-backed securities were carried at cost, adjusted for amortization of premiums and accretion of discounts. The investments and mortgage-backed securities were carried at cost, as it was management's intent, and the Savings Bank had the ability to hold the securities until maturity. Investment securities and mortgage-backed securities held for indefinite periods of time, or which management utilized as part of its asset/liability management strategy, or that would be sold in response to changes in interest rates, prepayment risk or the perceived need to increase regulatory capital were classified as held for sale at the point of purchase and carried at the lower of cost or market, with any resulting decline in market value below cost charged to operations. Gains or losses on securities held for sale, including lower of cost or market adjustments, were recognized using the specific identification method.

         In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (the "Statement"). The Statement requires that investments be categorized as held-to-maturity, trading or available for sale. Securities classified as held to maturity are carried at cost only if the Savings Bank has the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses charged to operations or stockholders' equity, respectively. The Savings Bank adopted the Statement as of October 1, 1994. In accordance with the terms of a recent FASB implementation guide, on December 31, 1995, the Savings Bank transferred mortgage-backed securities with an amortized cost of $7.2 million from held to maturity to available for sale. At September 30, 1996, the Company had $486,000 of investment securities and $4.5 million of mortgage-backed securities classified as available for sale and the Company's stockholders' equity reflected a net unrealized gain of $12,000.

         MORTGAGE-BACKED SECURITIES. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgage loans, the principle and interest payments on which, in general, are passed from the mortgage originators, through intermediaries that pool and repackage the participation interests in the form of securities, to investors such as the Savings Bank. Such intermediaries may be private issuers, or agencies including the FHLMC, the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA") that insure or guarantee the payment of principal and interest to investors.

         Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed- or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages (e.g., fixed-rate or adjustable-rate) as well as prepayment, default and other risks associated with the underlying mortgages are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

         The Savings Bank has invested in a portfolio of mortgage-backed securities which are insured or guaranteed by federal agencies.
Mortgage-backed securities increase the quality of the Savings Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Savings Bank.

         The following table sets forth information relating to the amortized cost and market value of the Savings Bank's mortgage-backed securities at September 30, 1996, 1995 and 1994 (including those designated as available for sale).

                                                             September 30,
                              --------------------------------------------------------------------------
                                          1996                    1995                   1994
                              -------------------------   --------------------  ------------------------
                                  Amortized    Market     Amortized    Market     Amortized   Market
                                    Cost        Value        Cost      Value         Cost      Value
                              -------------  ----------   ---------  ---------  -----------  -----------
                                                            (In Thousands)

 FHLMC participation
   certificates                    $  348     $   339     $  397       $  396     $  616       $  597
 GNMA participation
   certificates                     3,835       3,867      6,033        6,080      6,484        6,226
 FNMA participation
   certificates                       560         573        881          888      1,050        1,021
                                    -----       -----      -----        -----      -----        -----
 Total mortgage-backed
   securities                      $4,743      $4,779     $7,311       $7,364     $8,150       $7,844
                                    =====       =====      =====        =====      =====        =====


         The following table sets forth the activity in the Savings Bank's mortgage-backed securities portfolio during the periods indicated (including those designated as available for sale).

                                                                     At or For the Year
                                                                    Ended September 30,
                                                    -----------------------------------------------------
                                                       1996                  1995               1994
                                                    ------------   --------------------    --------------
                                                                   (Dollars in Thousands)
 Mortgage-backed securities
   at beginning of period                             $7,311               $8,150                 $5,773
 Purchases                                               513                   --                  3,090
 Repayments                                           (1,332)                (839)                  (689)
 Sales                                                (1,745)
 Change in unrealized gain on available
   for sale securities                                    30                   --                     --
 Premium amortization                                     (3)                  --                    (24)
                                                        -----              ------                  -----
 Mortgage-backed securities at end
   of period(1)                                       $4,774               $7,311                 $8,150
                                                       =====                =====                  =====
 Weighted average yield at end of
   period                                               6.63%                6.23%                  5.06%
                                                       =====                 ====                   ====

--------------------------

(1) At September 30, 1996, $4.5 million of such securities were classified as available for sale.

         At September 30, 1996, of the $4.8 million portfolio, $348,000 was scheduled to mature in between one and five years and $4.4 million was scheduled to mature after ten years. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

         Of the $4.8 million of mortgage-backed securities, $245,000 consisted of fixed-rate and $4.5 million consisted of adjustable-rate securities.

         INVESTMENT SECURITIES. The following table sets forth information relating to the amortized cost and market value of the Savings Bank's investment securities at the dates indicated.


                                                               September 30,
                                -----------------------------------------------------------------------------
                                         1996                       1995                      1994
                                -------------------------   ----------------------   ------------------------
                                 Amortized     Market      Amortized      Market      Amortized      Market
                                   Cost         Value         Cost         Value        Cost         Value
                                -----------  ------------   ----------  ----------   -----------   ----------
                                                           (Dollars in Thousands)

 U.S. Government agency
   obligations(1)                 $2,493      $2,445         $2,990     $2,995         $1,989      $1,989
                                   =====       =====          =====      =====          =====       =====
 Weighted average yield
   at end of period                  6.0%                      6.16%                     5.02%
                                    ====                       ====                      ====


-------------------

(1) At September 30, 1996, $486,000 of investment securities were classified as available for sale.


         The following table sets forth the amortized cost and market value of investment securities by contractual terms to maturity at September 30, 1996.

                                                   Amortized        Market
                                                      Cost           Value
                                                  ------------- -------------
                                                        (In Thousands)

 One year                                             $   --        $   --
 One to five years                                     2,493         2,445
 Five to ten years                                        --            --
 More than ten years                                      --            --
                                                       -----         -----
     Total                                            $2,493        $2,445
                                                       =====         =====

SOURCES OF FUNDS

         GENERAL. Deposits are the primary source of the Savings Bank's funds for lending and other investment purposes. In addition to deposits, the Savings Bank derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

         DEPOSITS. The Savings Bank's deposits are attracted principally from within the Savings Bank's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $5.7 million at September 30, 1996. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate.

         Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Savings Bank on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and applicable laws and regulations.

         The Savings Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising. The Savings Bank maintains a drive-up facility at its office. The Savings Bank does not advertise for deposits outside its local market area or utilize the services of deposit brokers.

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Savings Bank for the periods indicated.

                                                           September 30,
                         --------------------------------------------------------------------------------
                                    1996                      1995                        1994
                         --------------------------   ------------------------  -------------------------
                             Amount     Percentage     Amount      Percentage     Amount      Percentage
                         ------------  ------------   ---------   ------------  ----------   ------------
                                                      (Dollars in Thousands)
 Certificate accounts:
  2.00  -  4.00%         $      --          --%     $      --          --%       $ 2,626          6.8%
  4.01  -  6.00%            18,807        45.2         18,061        40.6         24,788         63.8
  6.01  -  8.00%            14,997        36.0         19,530        44.0          2,513          6.5
  8.01  - 10.00%                --          --             53          .1            309           .8
 10.01  - 12.00%                --          --             22          .1             20           .1
                            ------       -----        -------       -----         ------        -----
 Total certificate
   accounts                 33,804        81.2         37,666        84.8         30,256         78.0
                            ------       -----         ------       -----         ------        -----

 Transactions
   accounts:
   Passbook accounts         1,396         3.3          1,939         4.4          1,999          5.1
   Statement savings         2,535         6.1
   Money market              2,616         6.3          4,082         9.2          5,980         15.4
     accounts
   NOW accounts              1,285         3.1            741         1.6            602          1.5
                            ------       -----          -----       -----         ------        -----
 Total transaction
   accounts                  7,832        18.8          6,762        15.2          8,581         22.0
                            ------       -----         ------       -----         ------        -----
 Total deposits            $41,636       100.0%       $44,428       100.0%       $38,837        100.0%
                            ======       =====         ======       =====         ======        =====


         The following table sets forth the savings activities of the Savings Bank during the periods indicated.

                                                       Year Ended September 30,
                                          ------------------------------------------------------
                                              1996                1995               1994
                                          -------------   --------------------    --------------
                                                            (In Thousands)

 Deposits                                     $30,928            $ 37,426             $ 28,193
 Withdrawals                                  (35,751)            (33,750)             (25,811)
                                              -------             -------              -------
   Net increase (decrease)
     before interest credited                  (4,823)              3,676                2,382
 Interest credited                              2,031               1,915                1,284
                                               ------             -------               ------
   Net increase (decrease)
    in deposits                               $(2,792)           $  5,591             $  3,666
                                               ======             =======              =======

         The following table shows the interest rate and maturity information for the Savings Bank's certificates of deposit at September 30, 1996.

                                                                   Maturity Date
                                    ----------------------------------------------------------------------------
                                      One Year         Over            Over             Over
                   Interest Rate       or Less       1-2 Years      2-3 Years         3 Years          Total
                   -------------    ------------   -------------   -------------   -------------   -------------
                                                               (Dollars in Thousands)

                     4.01 -  6.00%    $13,019         $4,484          $1,246              $ 58        $18,807

                     6.01 -  8.00%      8,636          2,523           3,212               626         14,997
                                       ------          -----           -----               ---         ------

                          Total       $21,655         $7,007          $4,458              $684        $33,804
                                       ======          =====           =====               ===         ======




         The following table sets forth the maturities of the Savings Bank's certificates of deposit having principal amounts of $100,000 or more at September 30, 1996.


                                    Certificates of deposit
                                    maturing in quarter ending:
                                    -----------------------------------

                                                                                 (In Thousands)

                                    December 31, 1996                                $    --

                                    March 31, 1997                                     1,014

                                    June 30, 1997                                        100

                                    September 30, 1997                                   310

                                    After September 30, 1997                           2,112
                                                                                       -----

                                    Total certificates of deposit
                                      with balances of $100,000
                                      or more                                         $3,536
                                                                                       =====

         BORROWINGS.      The Savings Bank's other sources of funds include
advances from the FHLB of Cincinnati. As a member of the FHLB of Cincinnati, the Savings Bank is required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own interest rate, which may be fixed or variable, and a range of maturities. The FHLB of Cincinnati may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. At September 30, 1996, the Savings Bank had a $6.0 million line of credit with the FHLB of Cincinnati. As of such date the Savings Bank had $3.7 million of advances from the FHLB of Cincinnati.

         The following table sets forth the maximum month-end balance and average balance of the Savings Bank's FHLB advances during the periods indicated.



                                                       Year Ended September 30,
                                          ----------------------------------------------------
                                             1996                1995                1994
                                          -------------     -------------------   ------------
                                                          (Dollars in Thousands)

 Maximum balance                               $3,658              $1,708               $1,715
 Average balance                                1,313                 720                  521
 Weighted average interest
   rate of FHLB advances                         5.48%               5.97%                4.61%

         The following table sets forth certain information as to the Savings Bank's FHLB advances at the dates indicated.

                                                               September 30,
                                                --------------------------------------------
                                                    1996              1995           1994
                                                --------------   --------------   ----------
                                                          (Dollars in Thousands)

 FHLB advances                                      $3,653             $194             $212
 Weighted average interest
   rate of FHLB advances                              5.46%            5.65%            5.65%


EMPLOYEES

         The Savings Bank had 11 full-time employees and three part-time employees at September 30, 1996. None of these employees is represented by a collective bargaining agreement, and the Savings Bank believes that it enjoys good relations with its personnel.

COMPETITION

         The Savings Bank faces strong competition both in attracting deposits and making real estate loans. Its most direct competition for deposits has historically come from other savings associations, credit unions and commercial banks located in the greater Cincinnati area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, during times of high interest rates, the Savings Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of the Savings Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. As of September 30, 1996, it was estimated that the Savings Bank held approximately 1.6% of total thrift deposits within Hamilton County, Ohio and 0.2% of total thrift and bank deposits within such county.

         The Savings Bank experiences strong competition for real estate loans principally from other savings associations, commercial banks, and mortgage banking companies. The Savings Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.


                                   REGULATION

THE COMPANY

         GENERAL. The Company, as a registered savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA"), is subject to OTS and Division regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Savings Bank will be subject to certain restrictions in its dealings with the Company and affiliates thereof.

         ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution;
(ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet a qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Savings Bank - Federal Regulation - Qualified Thrift Lender Test."

         If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Savings Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Savings Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

         LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

         In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1996, the Savings Bank was in compliance with the above restrictions.

         RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

         The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

         The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") amended provisions of the Bank Holding Company Act of 1956 to specifically authorize the Federal Reserve Board to approve an application by a bank holding company to acquire control of a savings institution. FIRREA also authorized a bank holding company that controls a savings institution to merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, with the approval of the appropriate federal banking agency and the Federal Reserve Board. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

THE SAVINGS BANK - FEDERAL REGULATION

         GENERAL. The OTS has extensive authority over the operations of savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. Such regulation and supervision is primarily intended for the protection of depositors.

         Although the investment and lending authority of the Savings Bank is prescribed by Ohio laws and regulations, many federal laws and regulations also apply to state-chartered savings associations. Certain of the investment and lending authorities for federally-chartered savings associations were amended significantly and made applicable to state-chartered savings associations by FIRREA.

         The OTS' enforcement authority over all savings institutions was substantially enhanced by FIRREA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. FIRREA significantly increased the amount of and grounds for civil money penalties.

         On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. The FDICIA provided for, among other things, the recapitalization of the BIF; the authorization of the FDIC to make emergency special assessments under certain circumstances against BIF members and members of the SAIF; the establishment of risk-based deposit insurance premiums; and improved examinations and reporting requirements. The FDICIA also provided for enhanced federal supervision of depository institutions based on, among other things, an institution's capital level.

         INSURANCE OF ACCOUNTS. The deposits of the Savings Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

         Under current FDIC regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well capitalized," "adequately capitalized," and "undercapitalized"--which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates previously ranging from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. As of September 30, 1996, the insurance premiums for the Savings Bank amounted to .23% of insured deposits.

         On November 14, 1995, the FDIC adopted a new assessment rate schedule of zero to 27 basis points (subject to a $2,000 minimum) for BIF members beginning on or about January 1, 1996 while retaining the existing assessment rate schedule for SAIF member institutions. In announcing this new schedule, the FDIC noted that the premium differential may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Savings Bank, could be placed at a competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

         The U.S. Congress has enacted, and on September 30, 1996, the President signed into law legislation which eliminates the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation provides that all SAIF member institutions pay a special one-time assessment to recapitalize the SAIF, which in the aggregate will be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The amount of the special assessment required to recapitalize the SAIF will be 65.7 basis points of the SAIF-assessable deposits as of March 31, 1995. The special assessment was due on October 1, 1996, and payable on November 27, 1996. Based on deposits of the Saving Bank as of March 31, 1995, the Savings Bank incurred an adverse earnings impact of approximately $289,000, gross of related tax benefits, for the fourth quarter of fiscal 1996.

         After the recapitalization of the SAIF, premiums paid by SAIF-insured institutions are to be reduced to 0 to 27 basis points, effective January 1, 1997, plus an additional 6.4 basis points to cover applicable FICO assessments. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Savings Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. There are no pending proceedings to terminate the deposit insurance of the Savings Bank.

         REGULATORY CAPITAL REQUIREMENTS. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. Pursuant to FIRREA, the OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

         Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Savings Bank had no goodwill or other intangible assets at September 30, 1996. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Savings Bank's regulatory capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets.

         In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one-to-four family residences and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and single-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

         At September 30, 1996, the Savings Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 7.9%, 7.9% and 18.5%, respectively.

         A savings institution which is not in capital compliance or which is otherwise deemed to require more than normal supervision is subject to restrictions on its ability to grow pursuant to Regulatory Bulletin 3a-1. In addition, a provision of HOLA generally provides that the Director of OTS must restrict the asset growth of savings institutions not in regulatory capital compliance, subject to a limited exception for growth not exceeding interest credited.

         A savings institution which is not in capital compliance is also automatically subject to the following: (i) new directors and senior executive officers and employment contracts for senior executive officers must be approved by the OTS in advance; (ii) the savings institution may not accept or renew any brokered deposits; (iii) the savings institution is subject to higher OTS assessments as a capital-deficient institution; and (iv) the savings institution may not make any capital distributions without prior written approval.

         Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

         In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk is subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution is required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated economic value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component is calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0%, multiplied by the economic value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally to be effective as of January 1, 1994, subject however to a three quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994, the Director of the OTS indicated that it would waive the capital deduction for institutions with greater than "normal" interest rate risk until the OTS publishes an appeals process. The OTS has recently indicated that no savings institution will be required to deduct capital for interest rate risk until further notice. In any event, management of the Savings Bank does not believe that the OTS' adoption of an interest rate risk component to the risk-based capital requirement will adversely affect the Savings Bank's regulatory capital position.

         PROMPT CORRECTIVE ACTION. Under Section 38 of the FDIA, as added by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

         An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency.

         An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guarantee shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guarantee(s), or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in
Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

         Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA (i) restricting payment of capital distributions and management fees, (ii) requiring that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution's assets and
(v) requiring prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include requiring the institution to raise additional capital; restricting transactions with affiliates; restricting interest rates paid by the institution on deposits; requiring replacement of senior executive officers and directors; restricting the activities of the institution and its affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

         At September 30, 1996, the Savings Bank was deemed a "well capitalized" institution for purposes of the above regulations and as such was not subject to the above mentioned restrictions.

         SAFETY AND SOUNDNESS. FDICIA requires each federal banking regulatory agency to prescribe, by regulation or guideline, standards for all insured depository institutions and depository institution holding companies relating to (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. The compensation standards would prohibit employment contracts or other compensatory arrangements that provide excess compensation, fees or benefits or could lead to material financial loss. In addition, each federal banking regulatory agency must prescribe, by regulation or guideline, standards relating to asset quality, earnings and stock valuation as the agency determines to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS, adopted final rules and proposed guidelines concerning standards for safety and soundness required to be prescribed by regulation pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems, (b) internal audit systems, (c) loan documentation, (d) credit underwriting, (e) interest rate exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the proposed asset quality and earnings standards, the Savings Bank would be required to establish and maintain systems to (i) identify problem assets and prevent deterioration in those assets, and (ii) evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital reserves. Finally, the proposed compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. If a savings institution fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan within 30 days to the OTS specifying the steps it will take to correct the deficiency. In the event that a savings institution fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the federal banking agency, Section 39 of the FDIA provides that the OTS must order the institution to correct the deficiency and may (1) restrict asset growth; (2) require the savings institution to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the savings institution may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. The Savings Bank believes that it has been and will continue to be in compliance with each of the standards as they have been adopted by the OTS.

         LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic
conditions and savings flows of all savings institutions.   At the present
time,
the required minimum liquid asset ratio is 5%. At September 30, 1996, the Savings Bank's liquidity ratio was 8.9%.

         CAPITAL DISTRIBUTIONS. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

         Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an institution's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the institution. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval. See "- Regulatory Capital Requirements."

         Tier 2 institutions, which are institutions that before and after the proposed distribution meet or exceed their minimum capital requirements, may make capital distributions up to 75% of their net income over the most recent four quarter period.

         In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 institution deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 institution as a result of such a determination.

         Tier 3 institutions, which are institutions that do not meet current minimum capital requirements, or that have capital in excess of either their fully phased-in capital requirement or minimum capital requirement but which have been notified by the OTS that it will be treated as a Tier 3 institution because they are in need of more than normal supervision, cannot make any capital distribution without obtaining OTS approval prior to making such distributions.

         At September 30, 1996, the Savings Bank was a Tier 1 institution for purposes of this regulation.

         On December 5, 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, savings institutions would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized." A savings institution is adequately capitalized if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more. Because the Savings Bank is a subsidiary of the Company, the proposal would require the Savings Bank to provide notice to the OTS of its intent to make a capital distribution. The Savings Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

         LOANS TO ONE BORROWER. FIRREA imposed limitations on the aggregate amount of loans that a savings institution could make to any one borrower, including related entities. The permissible amount of loans-to-one borrower now follows the national bank standard for all loans made by savings institutions. Loans-to-one borrower may not exceed the greater of $500,000 or 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities.

         QUALIFIED THRIFT LENDER TEST. All savings institutions are required to meet a QTL test set forth in Section 10(m) of the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A savings institution that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

         Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Cincinnati; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1996, the qualified thrift investments of the Savings Bank were approximately 99.0% of its portfolio assets.

         FEDERAL HOME LOAN BANK SYSTEM. The Savings Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1996, the Savings Bank had $430,000 in FHLB stock, which was in compliance with this requirement.

         As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.
For the year ended September 30, 1996, dividends paid by the FHLB of Cincinnati to the Savings Bank amounted to $29,000, compared to $24,000 during the same period in the prior year.

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts). As of September 30, 1996, no reserves were required to be maintained on the first $4.3 million of transaction accounts, reserves of 3% were required to be maintained against the next $52.0 million of net transaction accounts (with such dollar amounts subject to adjustment by the Federal Reserve Board), and a reserve of 10% (which is subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

THE SAVINGS BANK - OHIO REGULATION

         As an Ohio-chartered savings institution, the Savings Bank also is subject to regulation and supervision by the Division. The Savings Bank is required to file periodic reports with and is subject to periodic examinations at least once within every 18-month period by the Division. The lending and investment authority of the Savings Bank is prescribed by Ohio laws and regulations, as well as applicable federal laws and regulations, and the Savings Bank is prohibited from engaging in any activities not permitted by such laws and regulations.

         The Savings Bank is required by Ohio law and regulations to comply with certain reserve and net worth requirements. Currently, Ohio-chartered savings institutions are required to establish and maintain a reserve for the absorption of bad debts and other losses in an amount at least equal to 3% of the institutions's deposit account balance. For purposes of complying with this reserve requirement, such savings institutions are able to include the amount of any permanent stock issued and outstanding, contributed surplus, undivided profits, specific loss or valuation reserves and any other nonwithdrawable accounts. In addition, Ohio-chartered savings institutions which are rated a composite one under the Uniform Financial Institutions Rating System are required to establish and maintain a ratio of net worth to total assets of not less than 3%. All other Ohio-chartered savings institutions are required to have a ratio of net worth to total assets of not less than 4%. Net worth shall consist of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus), minority interests in the equity capital accounts of consolidated subsidiaries and subordinated debentures (in varying amounts and percentages). At September 30, 1996, the Savings Bank was in compliance with applicable reserve and net worth requirements.

         Ohio law and regulations also restrict the lending and investment authority of Ohio-chartered savings institutions. Such laws and regulations restrict the amount an Ohio-chartered savings institution can lend to any one borrower to an amount which, in the aggregate, does not exceed the lesser of
(i) 10% of the association's withdrawable accounts or (ii) the sum of the association's capital and surplus. Notwithstanding the foregoing, Ohio law permits any such institution to lend to any one borrower an aggregate amount not exceeding $500,000.

         In addition, Ohio law restricts the ability of Ohio-chartered savings institutions to invest in, among other things, (i) commercial real estate loans (including commercial construction real estate loans) up to 20% of total assets; (ii) land acquisition and development loans up to 2% of total assets;
(iii) consumer loans, commercial paper and corporate debt securities up to 20% of total assets; (iv) commercial business loans up to 10% of total assets; (v) stock or other equity securities up to 10% of total assets; and (vi) capital stock, obligations and other securities of service corporations up to 15% of total assets. Ohio law also sets forth the maximum loan-to-value ratios with respect to various types of loans.

         The investment authority of Ohio-chartered savings institutions is broader in many respects than that of federally chartered savings institutions. However, since the enactment of FIRREA, state-chartered savings institutions, such as the Savings Bank, are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or in an amount that is not permitted for a federally chartered savings and loan association. This prohibition applies to equity investments in real estate, investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At September 30, 1996, the Savings Bank had no investments subject to the foregoing prohibition.

         Furthermore, a state-chartered savings institution may not engage as principal in any activity not permitted for federal institutions unless the FDIC has determined that such activity would pose no significant risk to the affected deposit insurance fund and the institution is in compliance with the capital standards prescribed under FIRREA. When certain activities are permissible for a federal institution, the state institution may engage in the activity in a higher amount if the FDIC has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the association meets its capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At September 30, 1996, the Savings Bank had no investments which were affected by the foregoing limitations.

         Under Ohio law, an out-of-state savings institution or holding company may charter or otherwise acquire an Ohio-chartered savings institution or holding company if the Division determines that the laws of such other state permit an Ohio-chartered savings institution or holding company to charter or otherwise acquire an in-state savings institution or holding company on terms that are, on the whole, substantially no more restrictive than Ohio law. Any such acquisition would require the out-of-state entity to apply to the Division and receive Division approval.


                                    TAXATION

FEDERAL TAXATION

         GENERAL. The Company and the Savings Bank are subject to the generally applicable corporate tax provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and the Savings Bank is subject to certain additional provisions of the Code which apply to thrifts and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive discussion of the tax rules applicable to the Savings Bank.

         FISCAL YEAR. The Company and the Savings Bank file a consolidated federal income tax return on the basis of a fiscal year ending on September 30.

         BAD DEBT RESERVES. Under Section 593 of the Code, until the first tax year beginning on or after January 1, 1996, thrift institutions such as the Savings Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish a tax reserve for bad debts and to make annual additions thereto, which additions, within specified limitations, could be deducted in arriving at their taxable income. The Savings Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, were computed using an amount based on the Savings Bank's actual loss experience (the "Experience Method") or a percentage equal to 8.0% of the Savings Bank's taxable income (the "PTI Method") computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

         Under recently enacted legislation, the PTI Method was repealed. If an institution is not a "large" thrift institution, i.e., the quarterly average of the institution's total assets or of the consolidated group of which it is a member exceeds $500 million for the year, the institution will continue to be permitted to use the Experience Method. In addition, the institution is required to recapture (i.e., take into income) over a multi-year period its "applicable excess reserves," i.e., the balance of its reserve for losses on qualifying loans and nonqualifying loans, as of the close of its last tax year beginning before January 1, 1996, over the greater of (a) balance of such reserves as of December 31, 1987 or (b) in the case of an institution which is not a "large" thrift institution, an amount that would have been the balance of such reserves as of the close of its last tax year beginning before January 1, 1996, had the institution always computed the additions to its reserves using the experience method. The institution would not be required to recapture its supplemental reserves or its pre-1988 reserves, even if the institution later became a supplemental reserves or its pre-1988 reserves, even if the institution later became a "large" bank. Under the legislation, such recapture requirements would be suspended for each of two successive taxable years beginning January 1, 1997 if the principle amount of residential loans made by the institution during each such year is not less than the average of the principal amounts of such loans made by the institution during its six taxable years preceding January 1, 1996. As of June 30, 1996, the Savings Bank's bad debt reserve subject to recapture over a six-year period totaled approximately $250,000.

         If the Savings Bank ceases to qualify as a "bank" (as defined in Code
Section 581) or converts to a credit union, the pre-1988 reserves and supplemental reserves are restored to income ratably over a six-year period, beginning in the tax year the association no longer qualifies as a bank. The balance of the pre-1988 reserve are also subject to recapture in the case of certain excess distributions to (including distributions on liquidation and dissolution), or redemptions of stockholders.

         DISTRIBUTIONS. If the Savings Bank distributes cash or property to its stockholders, and the distribution is treated as being from its accumulated bad debt reserves, the distribution will cause the Savings Bank to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-dividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

         MINIMUM TAX. The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMTI include
(a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

         NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At September 30, 1996, the Savings Bank had no NOL carryforwards for federal income tax purposes.

         CAPITAL GAINS AND CORPORATE DIVIDENDS-RECEIVED DEDUCTION. Corporate net capital gains are taxed at a maximum rate of 34%. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

         OTHER MATTERS. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Savings Bank.

         The Savings Bank's federal income tax returns have not been audited by the Internal revenue Service ("IRS") in recent years and its federal income tax returns for the tax years ended September 30, 1995, 1994 and 1993 are open under the statute of limitations and are subject to review by the IRS.

STATE TAXATION

         The Company is subject to an Ohio tax based on the greater of its tax liability as determined under separate net worth and net income computations. The Company will exclude its investment in Kenwood in determining its tax liability under the net worth computation. The tax liability under the net worth computation will be computed at .596% of the Company's net taxable value. The tax liability under the net income method will be computed at a graduated rate not exceeding 9.12% of the Company's Ohio taxable income.

         The Savings Bank is subject to an Ohio franchise tax based on its equity capital plus certain reserve amounts. Total capital for this purpose is reduced by certain exempted assets. The resultant net taxable value was taxed at a rate of 1.5% for 1996.

ITEM 2.  PROPERTIES.

         At September 30, 1996, Kenwood conducted its business from its headquarters and main office in Cincinnati, Ohio and one loan origination office located in Cincinnati, Ohio. The following table sets forth the net book value (including leasehold improvement, furnishings and equipment) and certain other information with respect to the offices of Kenwood at September 30, 1996.

                                                                        Net Book
                                                                        Value of              Amount of
            Description/Address                 Leased/Owned            Property               Deposits
 -------------------------------------------    -------------      ------------------    ---------------------
                                                                                 (In Thousands)

 7711 Montgomery Road
 Cincinnati, Ohio  45236                           Owned                   $348                   $41,636

 10999 Reed Hartman Highway
 Cincinnati, Ohio  45242                           Leased                    14                        --
 (loan origination office)                                                 ----                     -----

   Total                                                                   $362                   $41,636
                                                                            ===                    ======

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         Not applicable.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required herein, to the extent applicable, is incorporated by reference from page 47 of the Company's 1996 Annual Report to Stockholders ("1996 Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required herein is incorporated by reference from page four to six of the 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages seven to 20 of the 1996 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required herein is incorporated by reference from pages four to six and 23 to 46 of the 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On April 27, 1995, the Board of Directors of the Savings Bank terminated the services of Grant Thornton LLP as the Savings Bank's independent auditors. At the same meeting, the Board of Director selected the accounting firm of Clark, Schaefer, Hackett & Co. ("Clark, Shaefer") to serve as independent auditors for the Savings Bank for the fiscal year ending September 30, 1995. Clark, Shaefer has continued to serve as independent auditors for the Savings Bank since such selection and also serves as independent auditors to the Company.

         In connection with their audit for fiscal 1994 and during subsequent interim periods prior to their termination, there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.

         Grant Thornton LLP's report on the financial statements for fiscal 1994 did not contain an adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles.

         During the Savings Bank's two most recent fiscal years and the subsequent interim periods preceding the selection of Clark, Schaefer, the Savings Bank did not consult Clark, Schaefer regarding the application of accounting principles, either contemplated or proposed, the type of audit opinion that might be rendered on the Savings Bank's financial statements or any other matters that would be required to be reported herein.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein is incorporated by reference from pages five to eight of the Company's definitive proxy statement to be filed within 120 days of the Company's fiscal year end (September 30, 1996) ("Definitive Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required herein is incorporated by reference from pages 17 to 20 of the Company's Definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required herein is incorporated by reference from pages two to four of the Company's Definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required herein is incorporated by reference from page 21 of the Company's Definitive Proxy Statement.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (A)  DOCUMENTS FILED AS PART OF THIS REPORT

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):
                 Reports of Independent Certified Public Accountants Consolidated Statement of Financial Condition as of September
                    30, 1996 and 1995
                 Consolidated Statements of Income for the Fiscal Periods Ended
                    September 30, 1996, 1995 and 1994
                 Consolidated Statements of Shareholders' Equity for the Fiscal
                    Periods Ended September 30, 1996, 1995 and 1994
                 Consolidated Statements of Cash Flows for the Fiscal Periods
                    ended September 30, 1996, 1995 and 1994
                 Notes to Consolidated Financial Statements

         (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

 No.                                      Description
------         ---------------------------------------------------------------
  2.1          Plan of Conversion and Agreement and Plan of Reorganization1/
  3.1          Certificate of Incorporation of Kenwood Bancorp, Inc.1/
  3.2          Bylaws of Kenwood Bancorp, Inc.1/
  4.1          Specimen Stock Certificate of Kenwood Bancorp, Inc.1/
 10.1          1992 Stock Incentive Plan1/
 10.2          1992 Directors' Stock Option Plan1/
 10.3          1992 Management Recognition Plan1/
 10.4          Kenwood Bancorp, Inc. Employee Stock Ownership Plan and Trust1/
 13.0          1996 Annual Report to Stockholders, specified portion (pp. 4 to 47) of the Company's
               Annual Report to Stockholders for the year ended September 30, 1996.
 21.0          Subsidiaries of the Registrant - Reference is made to "Item 1. Business" for the required information
 23.1          Consent of Clark, Schaefer, Hackett & Co.
 23.2          Consent of Grant Thornton LLP.
 27.0          Financial Data Schedule

-------------------------------

1/ Incorporated herein by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-2698) filed by the Company with the Securities and Exchange Commission ("SEC") on March 22, 1996, as subsequently amended.


         (b) The Company filed a Current Report on Form 8-K ("Form 8-K") with the SEC on July 1, 1996. In Item 5 of the Form 8-K, the Company reported that on June 28, 1996, the Savings Bank announced that the Company completed its stock offering in connection with the Savings Bank's conversion from the mutual holding company form of organization to the stock holding company form of organization. In Item 7 (c) of the Form 8-K, the Company included as an exhibit the Company's press release dated June 28, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       KENWOOD BANCORP, INC.



                                       By:   /s/ Thomas W. Burns
                                             ----------------------------------
                                             Thomas W. Burns
                                             Executive Vice President and
                                               Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Robert P. Isler                                        December 26, 1996
-------------------------------
Robert P. Isler
President and Chairman of the
 Board


/s/ Thomas W. Burns                                        December 26, 1996
------------------------------
Thomas W. Burns
Executive Vice President and
 Chief Executive Officer
 (principal executive and
 financial officer)


/s/ Richard C. Kent                                        December 26, 1996
------------------------------
Richard C. Kent
Director

/s/ Donald G. Ashcraft                                     December 26, 1996
------------------------------
Donald G. Ashcraft
Director


/s/ P. Lincoln Mitchell                                    December 26, 1996
------------------------------
P. Lincoln Mitchell
Secretary and Director



------------------------------
James N. Murphy
Director