Form 10-Q
period 1996-12-31
KENWOOD BANCORP INC
filed 1997-02-13
CIK 1011142

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1996
                               -----------------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------  ------------------

Commission File Number 0-20907

                             KENWOOD BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                           31-1457996
--------                                           ----------
(State or other jurisdiction or                    (I.R.S. Employer
incorporation or organization)                     Identification Number)

7711 Montgomery Road
Cincinnati, Ohio                                   45236
-------------------------                          -----
(Address of principal                              (Zip Code)
executive office)


Registrant's telephone number, including area code: (513) 791-2834

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X                                              No
   ---                                               ---

As of February 5, 1997, the latest practicable date, 295,170 shares of the registrant's common stock, $.01 par value, were issued and outstanding.





                               Page 1 of 11 pages

                             KENWOOD BANCORP, INC.

                                     Index
                                     -----

                                                                      Page
PART I      FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition               3

            Consolidated Statements of Income                            4

            Consolidated Statements of Cash Flows                        5

            Notes to Consolidated Financial Statements                   6

            Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                   8


PART II     OTHER INFORMATION                                           12


SIGNATURES                                                              13

                             KENWOOD BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In Thousands)

                                                                                      December 31     September 30,
                                                                                         1996             1996
                                                                                      (Unaudited)
                                                                                       ---------
                 Assets
                 ------
Cash and due from banks                                                                $     761                588
Interest-bearing deposits in other financial institutions                                  1,903              1,558
                                                                                       ---------           --------
         Cash and cash equivalents                                                         2,664              2,146

Certificates of deposit in other financial institutions                                      380                380
Investment securities  at amortized cost, approximate
   market value of $1,973 and $1,959 as of December 31, 1996
   and September 30, 1996                                                                  1,994              1,994
Investment securities - available for sale amortized cost
   of $499 and $499 as of December 31, 1996 and
   September 30, 1996                                                                        491                486
Mortgage-backed securities at cost, approximate market
   value of $251 and $250 at December 31, 1996 and September 30, 1996                        242                245
Mortgage-backed securities  available for sale, amortized cost of $7,649
   and $4,499 as of December 31, 1996 and September 30, 1996                               7,688              4,529
Loans receivable                                                                          30,842             30,009
Loans held for sale - at lower of cost or market                                           1,019              9,322
Property and equipment                                                                       361                362
Federal Home Loan Bank stock - at cost                                                       437                430
Accrued interest receivable
   Loans                                                                                     138                199
   Mortgage-backed securities                                                                 41                 26
   Investment securities                                                                      58                 20
Prepaid expenses and other assets                                                             32                 74
Prepaid Federal income taxes                                                                   -                  9
                                                                                       ---------           --------

                                                                                       $  46,387             50,231
                                                                                       =========           ========

                 Liabilities and Stockholders Equity
                 -----------------------------------

Deposits                                                                                  40,974             41,636
Advances, from Federal Home Loan Bank                                                        638              3,653
Accounts payable on mortgage loans serviced for others                                        62                 37
Advances by borrowers for taxes and insurance                                                285                215
Other liabilities                                                                             87                417
Deferred Federal income taxes                                                                 38                 34
                                                                                       ---------           --------

         Total liabilities                                                                42,084             45,992
                                                                                       =========           ========

Commitments                                                                                    -                  -

Stockholders' equity
Preferred stock - authorized 1,000,000 shares of
   $.10 par value, none issued                                                                 -                  -
Common stock - authorized 4,000,000 shares of .$.10
   par value 295,133 shares issued and outstanding                                             3                  3
Additional paid-in capital                                                                 1,772              1,771
Retained earnings - substantially restricted                                               2,649              2,597
Shares acquired by Management Recognition Plan                                               (18)               (18)
Less unearned ESOP shares                                                                   (124)              (126)
Unrealized gain on available for sale securities, net of income tax                           21                 12
                                                                                       ---------           --------

         Total stockholders' equity                                                        4,303              4,239
                                                                                       ---------           --------

         Total liabilities and stockholders' equity                                    $  46,387             50,231
                                                                                       =========           ========

                             KENWOOD BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    For the three months ended December 31,
                                 (In thousands)
                                  (Unaudited)

                                                                                 1996         1995
                                                                                ------       ------
Interest income
  Loans                                                                         $  687          640
  Mortgage-backed securities                                                        82          115
  Investment securities                                                             44           47
  Interest-bearing deposits and other                                               50           48
                                                                                ------       ------

                            Total interest income                                  863          850

Interest expense
  Deposits                                                                         593          640
  Borrowings                                                                        34            3
                                                                                ------       ------

                            Total interest expense                                 627          643
                                                                                ------       ------

                            Net interest income                                    236          207

Provision for losses on loans                                                        -            3
                                                                                ------       ------

                            Net interest income after provision
                                for losses on loans                                236          204
                                                                                ------       ------

Other income
  Gain on sale of mortgage loans                                                   116           45
  Gain on sale of investments                                                        -           13
  Other operating  5                                                                 3
                                                                                ------       ------
                                                                                   121           61
                                                                                ------       ------

General, administrative and other expenses
  Employee compensation and benefits                                               126          105
  Occupancy and equipment                                                           34           28
  Federal deposit insurance premiums                                                22           25
  Franchise taxes                                                                   11           10
  Other                                                                             63           51
                                                                                ------       ------

                            Total general, administrative and
                                other expenses                                     256          219
                                                                                ------       ------

                             Income before income taxes                            101           46
                                                                                ------       ------

Federal income taxes
  Current                                                                           29            9
  Deferred                                                                           -            3
                                                                                ------       ------
                                                                                    29           12
                                                                                ------       ------

                            Net income                                          $   72           34
                                                                                ======       ======

                            Earnings per share                                  $ 0.25         0.12
                                                                                ======       ======

                             KENWOOD BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Three Months Ended December 31
                                 (In thousands)
                                  (Unaudited)

                                                                                     1996            1995
                                                                                   --------        --------
Cash flows from operating activities:
   Net income for the period                                                       $     72              34
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
         Depreciation and amortization                                                   13               8
         Loans disbursed for sale in the secondary market                            (2,590)         (3,397)
         Proceeds from sale of loans in the secondary market                          2,735           2,824
         Gain on sale mortgage loans                                                   (117)            (45)
         Gain on sale of investments                                                      -             (13)
         Federal Home Loan Bank dividends                                                (7)             (7)
         Amortization of deferred loan origination
            (fees) costs                                                                  6              (3)
         Provision for loan losses                                                        -               3
         Increase (decrease) in cash due to changes in:
            Accrued interest receivable                                                   8             (46)
            Prepaid expenses and other assets                                            42              15
            Accounts payable on mortgage loans serviced
               for others                                                                25             (10)
            Other liabilities                                                          (351)              -
            Federal income taxes                                                         30              11
                                                                                   --------        --------

                   Net cash provided by (used in) operating activities:                (134)           (626)
                                                                                   --------        --------

Cash flows provided by (used in) investing activities:
         Principal payments on loans and
            mortgage-backed securities                                                1,522           2,198
         Loan disbursements                                                          (2,265)         (1,866)
         Proceeds from sale of loans                                                  8,322               -
         Purchase of mortgage-backed securities -
            available for sale                                                       (3,293)           (513)
         Proceeds from sale of investments -
            available for sale                                                            -             513
         Purchase of office premises and equipment                                       (7)             (2)
         Decrease in certificates of deposit in other
            financial institutions                                                        -             250
                                                                                   --------        --------

                   Net cash provided by (used in) investing activities:               4,279             580
                                                                                   --------        --------

Cash flows provided by (used in) financing activities:
         Net decrease in deposits                                                      (662)           (920)
         Repayment of FHLB advances                                                  (3,015)             (4)
         Advances by borrowers for taxes and insurance                                   70             108
         Dividends paid on common stock                                                 (20)            (21)
                                                                                   --------        --------
                   Net cash provided by (used in)
                      financing activities                                           (3,627)           (837)
                                                                                   --------        --------

Net increase (decrease) in cash and cash equivalents                                    518            (883)
Cash and cash equivalents - beginning of period                                       2,146           2,808
                                                                                   --------        --------
Cash and cash equivalents - end of period                                          $  2,664           1,925
                                                                                   ========        ========

Supplemental disclosure of cash flow information:
         Cash paid during the period for:
            Federal income taxes                                                   $      -               -
                                                                                   ========        ========

            Interest on deposits and borrowings                                    $    628             639
                                                                                   ========        ========

Supplemental disclosure of non-cashing investing activities
         Transfer of investment securities to
            available for sale classification                                      $      -           7,253
                                                                                   ========        ========

                             KENWOOD BANCORP, INC.

                   Notes to Consolidated Financial Statements


1.       Organizational Summary:

         Kenwood Bancorp, Inc. (the "Company" or "Bancorp") is a holding company formed in March 1996 in conjunction with the second step conversion of Kenwood Savings and Loan Association from a mutual holding company format to a stock holding company format. The second step conversion was completed on June 28, 1996 with all the stock of the Association canceled and converted into stock of Bancorp. Bancorp's financial statements include the accounts of its wholly owned subsidiary, Kenwood Savings Bank (formerly Kenwood Savings and Loan Association).

2.       Basis of Presentation:

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended December 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

3.       Earnings Per Share:

         Earnings per share for three month period ended December 31, 1996 is computed based on 282,521 weighted average shares outstanding for Bancorp. Earnings per share for the three month periods ended December 31, 1995 is computed based on 282,521 weighted average shares outstanding as adjusted for the reorganization from the mutual holding company to the stock holding company form for Kenwood Savings and Loan Association.

         Weighted average shares for the three months ended December 31, 1996 include the effect of the completion of the offering of 295,170 shares on June 26, 1996 of Kenwood Bancorp, Inc. These shares were sold or converted pursuant to a plan of conversion and agreement and plan of reorganization whereby, in addition to newly issued shares, each share of common stock of Kenwood Savings and Loan Association held by Kenwood Federal Mutual Holding Company were cancelled and each share of the Association common stock held by the Association's public stockholders were converted into shares of Kenwood Bancorp, Inc.

4.       Effects of Recent Accounting Pronouncements:

         In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights". This statement requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securities those loans with servicing rights retained would allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair value. Statement No. 122 is effective for fiscal years beginning after December 15, 1995. Management has implemented the standard as of October 1, 1996, with no material effect on the consolidated financial statements.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost of those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net income and if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995. Companies are required, however, to disclose information for awards granted in their first fiscal year ending after December 15, 1994. SFAS No. 123 had no effect on the financial statements for the periods presented.

         In June 1996 the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Entinguishments of Liabilities" which established accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on a consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS N. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 supersedes SFAS No. 122. SFAS No. 125 is effective for transactions occurring after December 31, 1996. Management does not expect a material effect on its statements of income and financial condition.

                              KENWOOD BANCORP INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from September 30, 1996 to December 31, 1996

At December 31, 1996, the Company had total assets $46.4 million , a decrease of approximately $3.8 million or 7.65% from September 30, 1996. The reduction in assets was due to the sale of $8.2 million in adjustable rate loans with the proceeds from the sale primarily being used to repay FHLB advances of $3 million and to purchase $3.2 million of mortgage-backed securities.

Cash and cash equivalents increased $518,000 or 24.1% during the three months ended December 31, 1996, as the excess cash from the loan sale was invested in liquid assets to fund future loan demand.

Loans receivable (including loans held for sale) decreased by $7.5 million or 19.0% to $31.9 million at December 31, 1996 as compared to $39.3 million at September 30, 1996. As noted, the Company sold during the quarter ended December 31, 1996, $8.2 million of adjustable rate loans to a third party. The Company sold the loans to repay FHLB advances which had funded the past loan growth and to reinvest the additional proceeds from the loan sale in mortgage-backed securities. The FHLB advances were short term advances which for the most part repriced daily and had a negative effect on the Company's interest rate risk. The Company also sold $2.7 million of loans in the secondary market for the three months ended December 31, 1996. The Company continues to sell the majority of fixed rate one-to-four family loan originations.

The Company's investment portfolio consisting of certificates of deposits, investment securities, and mortgage-backed securities (held to maturity and available for sale). The investment portfolio increased $3.1 million or 41.4% over the level maintained at September 30, 1996. The increase in the investment portfolio was due exclusively to the purchase of mortgage-backed securities with the funds from the aforementioned loan sale.

Deposits totaled $41.0 million at December 31, 1996, a decrease of $662,000 or 1.6% from the $41.6 million of deposits at September 30, 1996. The reduction in deposits is due to the decrease in certificates of deposit as consumers continue to look for alternative savings vehicles. The Company does not offer special rates or terms to attract deposits unless the terms and rates are favorable for the Company for the long term. The current local market for certificate of deposits has been competitive and the Company has priced its certificates of deposit to remain competitive with the market. Demand accounts have remained stable during the three months ended December 31, 1996 as the Company has added new products in the prior periods and remains competitive to the current market rates.

The Company is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible, core and risk-based capital requirement. At December 31, 1996, the Company's tangible and core capital totaled $4.1 million or 8.7% of adjusted total assets, which exceeded the respective minimum requirements at that date of 1.5% and 3.0% by $3.4 million and $2.7 million respectively. The Company's risk-based capital totaled $4.2 million at December 31, 1996 or 22.1% of risk-weighted assets, which exceeded the 8.0% by $2.7 million.

Comparison of Operating Results for the Three Months Ended December 31, 1996 and 1995

General

Net income for the three months ended December 31, 1996 totaled $72,000, an increase of $38,000 or 112% from the $34,000 recorded for the three months ended December 31, 1995. The increase in net income resulted primarily from the gain on sale of loans of $116,000, and higher net interest income which was partially offset by an increase in operating expenses and income taxes.

Net Interest Income

Interest income on loans for the three months ended December 31, 1996 increased $47,000 or 7.3% due to an increase in the average balance of loans outstanding period-to-period. The Company sold in late November 1996, $8.2 million of adjustable rate loans. The effect of this sale on interest income on loans will have a greater impact in future quarters. Interest income on mortgage-backed securities decreased $33,000 or 28.7%, due primarily to a lower average balance outstanding during the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. The Company purchased $3.3 million of mortgage-backed securities in December 1996 with the proceeds from the sale of the above mentioned loans. Interest income on investment securities and interest bearing deposits have remained relatively stable.

Interest expense on deposits decreased $47,000 or 7.3% during the three months ended December 31, 1996 as compared to the prior three month period. This decrease was due to a decrease in the average balance outstanding during the three month period. Interest expense on borrowings increased $31,000 as the Company has utilized FHLB deposits as an alternative source of funding for loan growth. The Company repaid in December 1996 $3 million of the outstanding debt with the proceeds form the aforementioned loan sale.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $32,000 or 15.7% during the three months ended December 31, 1996 as compared to the three months ended December 31, 1995.

Provision for Losses on Loans

The Company's did not record a provision for losses on loans for the three month period ended December 31, 1996. The provision for loan losses in the three month period ended December 31, 1995 was the result of loan portfolio growth during the period and management's assessment of the inherent risk in lending.

Other Income

Other income increased by $60,000 during the three months ended December 31, 1996 as compared to the three month period ended December 31, 1996. This increase was due to the a $71,000 increase in gain on sale of mortgage loans. The Company, as discussed, sold $8.2 million of loans to a third party during the quarter generating a gain on the sale of approximately $72,000. The Company has continued to sell loans on the secondary market as consumer demand for fixed rate loans has continued. The Company had no sales of investments during the current period as compared to a gain of $13,000 to the same period in 1995.

General, Administrative and Other Expenses

General, administrative and other expenses increased by $37,000 or 16.9% during the three months ended December 31, 1996 as compared to the same three month period in 1995. This increase was due primarily to an increase of $21,000 or 20% in compensation and benefits and a $12,000 or 23.5% increase in other operating expenses. Such increases resulted from additional costs relating to the Company's mortgage loan origination office.

Federal Income Taxes

The provision for federal income taxes increased $17,000 during the three months ended December 31, 1996 as compared to the same period in 1995. The increase in the federal income tax was due to the higher level of taxable income during the current period. The Company's effective tax rates amounted to 28.7% and 26.1% during the three month periods ended December 31, 1996 and 1995, respectively.

                             KENWOOD BANCORP, INC.
                                    PART II

ITEM 1.          Legal Proceedings
                 -----------------

                 Not applicable

ITEM 2.          Changes in Securities
                 ---------------------

                 Not applicable

ITEM 3.          Defaults Upon Senior securities
                 -------------------------------

                 Not applicable

Item 4.          Submission of Matters to a Vote of Security Holders
                 ---------------------------------------------------

                 Not applicable

Item 5.          Other Information
                 -----------------

                 Not applicable

Item 6.          Exhibits and Reports on Form 8-K
                 --------------------------------

                 Not applicable

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date         February 10, 1997                  By  /s/ THOMAS W. BURNS
    ---------------------------------             ----------------------------
                                                  Thomas W. Burns
                                                  Executive Vice President,
                                                  Chief Executive Officer and
                                                  Chief Financial Officer