Form 10QSB
period 1997-03-31
KENWOOD BANCORP INC
filed 1997-05-14
CIK 1011142

FORM IO-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended         March 31, 1997
                                              --------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from               to

                         Commission File Number 0-20907

                             KENWOOOD BANCORP, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                   31-1457996
   (State or other jurisdiction or                     (IRS Employer
   incorporation or organization)                    Identification Number)

        7711 Montgomery Road
          Cincinnati, Ohio                                   45236
        (Address of principal                               (Zip Code)
          executive office)

       Registrant's telephone number, including area code: (513) 791-2834

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.    Yes  [ X ]  No  [  ]


As of May 9, 1997, the latest practicable date, 295,133 shares of the registrant's common stock, $.01 par value, were issued and outstanding.


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

                                           KENWOOD BANCORP INC
                                    STATEMENTS OF FINANCIAL CONDITION
                                             (in Thousands)

                 ASSETS

                                                                              March 31,   September 30,
                                                                               1997           1996
                                                                            (unaudited)
Cash and due from banks ................................................     $    300           588
Interest bearing deposits in other financial institutions ..............        1,075         1,558
                                                                             --------      --------
              Cash and cash equivalents ................................        1,375         2,146
Certificates of deposit in other financial institutions ................          380           380
Investment securities at amortized cost,  approximate market value of $1,963 and  $1,959 as of March 31, 1997
     and September 30, 1996 ............................................        1,995         1,994
Investment securities - available for sale, approximate market value of $499 and $499 as of March 31, 1997
     and September 30, 1996 ............................................          485           486
Mortgage-backed securities at cost, approximate market
     value of $232 and $250 as of March 31, 1997
     and September 30, 1996 ............................................          228           245
Mortgage-backed securities available for sale, amortized cost cost of $7,331 and $4,499 as of March 31, 1997
     and September 30, 1996 ............................................        7,378         4,529
Loans receivable .......................................................       33,389        30,009
Loans held for sale - at lower of cost or market .......................          360         9,322
Property and equipment .................................................          356           362
Federal Home Loan bank stock - at cost .................................          445           430
Accrued interest receivable
     Loans .............................................................          163           199
     Mortgage-backed securities ........................................           45            26
     Investment securities .............................................           20            20
Prepaid expenses and other assets ......................................           68            74
Prepaid federal income taxes ...........................................         --               9
                                                                             --------      --------
                                                                             $ 46,688        50,231
                                                                             ========      ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ...............................................................     $ 40,942        41,636
Advances from the Federal Home Loan Bank ...............................        1,077         3,653
Accounts payable on mortgage loans services for others .................           41            37
Advances by borrowers for taxes and insurance ..........................          195           215
Other liabilities ......................................................           77           417
Accrued federal income taxes ...........................................           28          --
Deferred federal income taxes ..........................................           39            34
                                                                             --------      --------
              Total liabilities ........................................       42,399        45,992
                                                                             --------      --------
Commitments ............................................................         --            --

Stockholders' equity
     Preferred stock - authorized 1,000,000 shares of $.01 par
        value, none issued .............................................         --            --
     Common stock - authorized 4,000,000 shares of $.01 par
        value; 295,133 shares issued and outstanding ...................            3             3
     Additional paid in capital ........................................        1,771         1,771
     Retained earnings - substantially restricted ......................        2,630         2,597
     Shares acquired by Management Recognition Plan ....................          (18)          (18)
     Less unearned ESOP shares .........................................         (119)         (126)
     Unrealized gain on available for sale securities, net of income tax           22            12
                                                                             --------      --------
              Total stockholders' equity ...............................        4,289         4,239
                                                                             --------      --------
                                                                             $ 46,688        50,231
                                                                             ========      ========

                                    KENWOOD BANCORP INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                       (In thousands)
                                        (Unaudited)

                                                   Six Months ended     Three Months ended
                                                        March 31,             March 31,
                                                    1997       1996       1997       1996
                                                    ----       ----       ----       ----
Interest income
      Loans .................................     $1,327      1,280        640        640
      Mortgage-backed securities ............        206        233        124        118
      Investment securities .................         89         99         45         52
      Interest bearing deposits and other ...         81         71         31         23
                                                  ------      -----       ----       ----
          Total interest income .............      1,703      1,683        840        833

Interest expense
      Deposits ..............................      1,153      1,257        560        617
      Borrowings ............................         49         10         15          7
                                                  ------      -----       ----       ----
          Total interest expense ............      1,202      1,267        575        624
                                                  ------      -----       ----       ----

          Net interest income ...............        501        416        265        209

Provision for losses on loans
          Net interest income after provision       --            5       --            2
             for losses on loans ............        501        411        265        207

Other income
      Gain on sale of mortgage loans ........        137        106         21         61
      Gain on sale of investments ...........       --           13       --         --
      Other operating .......................         10          8          5          5
                                                  ------      -----       ----       ----
                                                     147        127         26         66
                                                  ------      -----       ----       ----

General, administrative and other expenses
      Employee compensation and benefits ....        261        217        135        112
      Occupancy and equipment ...............         67         60         33         32
      Federal deposit insurance premiums ....         32         50         10         25
      Franchise taxes .......................         29         21         18         11
      Other .................................        148        118         85         67
                                                  ------      -----       ----       ----

          Total general, administrative and
             other expenses .................        527        466        281        247
                                                  ------      -----       ----       ----

          Income before income taxes ........        111         72         10         26

Federal income taxes
      Current ...............................         36         18          7          9
      Deferred ..............................       --         --         --            3
                                                  ------      -----       ----       ----
                                                      36         18          7         12
                                                  ------      -----       ----       ----


          Net income ........................     $   75         54          3         14
                                                  ======       ====       ====       ====

          Earnings per share ................     $ 0.27       0.19       0.01       0.05
                                                  ======       ====       ====       ====

                                        KENWOOD BANCORP INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the six months ended December 31,
                                           (In thousands)
                                            (Unaudited)

                                                                                 1997          1996
                                                                                 ----          ----
Cash flows from operating activities:
    Net income for the period ............................................     $    75           54
    Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
           Depreciation and amortization .................................          15           16
           Amortization of ESOP ..........................................           7         --
           Loans disbursed for sale in the secondary market ..............      (3,851)      (7,611)
           Proceeds form sale of loans in the secondary market ...........       4,675        6,851
           Gain on sale mortgage loans ...................................        (137)        (106)
           Gain on sale of investments ...................................        --            (13)
           Federal Home Loan Bank dividends ..............................         (15)         (14)
           Amortization of deferred loan origination (fees) costs ........           9           (7)
           Provision for loan losses .....................................        --              5
           Increase (decrease) in cash due to changes in:
              Accrued interest receivable ................................          16           (2)
              Prepaid expenses and other assets ..........................          15          (26)
              Accounts payable on mortgage loans serviced for loans ......           4           77
              Other liabilities ..........................................        (340)         (20)
              Accrued federal income taxes ...............................          28            4
                                                                               -------      -------
                 Net cash provided by (used in) operating activities .....         501         (792)
                                                                               -------      -------


Cash flows provided by (used in) investing activities:
    Principal payments on loans and mortgage-backed securities ...........       1,995        5,303
    Loan disbursements ...................................................      (4,954)      (6,890)
    Proceeds from sale of loans ..........................................       8,322         --
    Purchased of investment securities ...................................        --           (500)
    Purchase of mortgage-backed securities - available for sale ..........      (3,293)        (513)
    Proceeds from sale of investments - available for sale ...............        --            513
    Purchase of office premises and equipment ............................         (10)          (6)
    Decrease in certificates of deposit in other financial institutions ..        --            950
                                                                               -------      -------
                 Net cash provided by (used in) investing activities .....       2,060       (1,143)
                                                                               -------      -------

Cash flows provided by (used in) financing activities:
    Net decrease in despots ..............................................        (694)        (894)
    Borrowings from FHLB .................................................         500        1,000
    Repayment of FHLB advances ...........................................      (3,076)         (12)
    Advances by borrowers for taxes and insurance ........................         (20)          29
    Dividends paid on common stock .......................................         (42)         (31)
                                                                               -------      -------
                 Net cash provided by (used in) financing activities .....      (3,332)          92
                                                                               -------      -------


Net decrease in cash and cash equivalents ................................        (771)      (1,843)
Cash and cash equivalents - beginning of period ..........................       2,146        2,808
                                                                               -------      -------
Cash and cash equivalents - end of period ................................       1,375          965
                                                                               =======      =======

Supplemental  disclosure  of cash flow  information
    Cash paid during the period for:
        Federal income taxes .............................................        --           --
                                                                               =======      =======
        Interest on deposits and borrowings ..............................       1,202        1,269
                                                                               =======      =======
Supplemental disclosure of non-cash investing activities
    Transfer of investment securities to available for sale classification     $  --          7,253
                                                                               =======      =======

                              KENWOOD BANCORP, INC.
                   Notes to Consolidated Financial Statements

1.   Organizational Summary:

      Kenwood Bancorp, Inc. (the "Company" or "Bancorp") is a holding company formed in March 1996, in conjunction with the second step conversion of Kenwood Savings and Loan Association from a mutual holding company format to a stock holding company format. The second step conversion was completed on June 28, 1996, with all the stock of the Association canceled and converted into stock of Bancorp. Bancorp's financial statements include the accounts of its wholly owned subsidiary, Kenwood Savings Bank (formerly Kenwood Savings and Loan Association).

2.    Basis of Presentation:

      The  accompanying   unaudited   financial   statements  were  prepared  in
      accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended March 31, 1997, are not necessarily indicative of the results which may be expected for the entire fiscal year.

3.    Earnings Per Share:

      Earnings per share for three month period ended March 31, 1997, is computed based on 282,521 weighted average shares outstanding for Bancorp. Earnings per share for the six month period ended March 31, 1997, is computed based on 282,521 weighted average shares outstanding as adjusted for the reorganization from the mutual holding company to the stock holding company form for Kenwood Savings and Loan Association.

      Weighted average shares for the six months ended March 31, 1997, include the effect of the issuance of 295,133 shares on June 28, 1996, of Kenwood Bancorp, Inc. These shares were sold or converted pursuant to a plan of conversion and agreement and plan of reorganization whereby, in addition to newly issued shares, each share of common stock of Kenwood Savings and Loan Association held by Kenwood Federal Mutual Holding Company were canceled and each share of the Association common stock held by the Association's public stockholders were converted into shares of Bancorp.

4.    Effects of Recent Accounting Pronouncements:

      In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights". This statement requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained would allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair value. Statement No. 122 is effective for fiscal years beginning after December 15, 1995. Management has implemented the standard as of October 1, 1996, with no material effect on the consolidated financial statements.

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost of those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net income and if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995. Companies are required, however, to disclose information for awards granted in their first fiscal year ending after December 15, 1994. SFAS No. 123 had no effect on the consolidated financial statements for the periods presented.

      In June 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Entinguishments of Liabilities" which established accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on a consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 supersedes SFAS No. 122. SFAS No. 125 is effective for transactions occurring after December 31, 1996. Management does not expect a material effect on its consolidated financial statements.

      In March 1997, the FASB issued SFAS No. 128, "Earnings per Share" which will replace the current presentation on "primary" and "full diluted" earnings per share with newly defined "basic" and "diluted" earnings per share. "Basic" earnings per share will not include the dilutive effect of certain common stock equivalents on earnings. Diluted earnings per share will reflect the potential dilution of securities that could share in an enterprises earnings. The statements will require dual presentation of basic and diluted earnings per share on the income statements for all entities having complex capital structures and will be effective for financial statements issued for periods ending after December 15, 1997. Management is currently assessing the impact of this statement on the Company's financial statements.

                              KENWOOD BANCORP INC.

                Management's Discussion And Analysis Of Financial
                       Condition And Results Of Operations


Discussion of Financial Condition Changes from September 30, 1996, to March 31, 1997

At March 31, 1997, the Company had total assets $46.7 million, a decrease of approximately $3.5 million or 7.1% from September 30, 1996. The reduction in assets was due primarily to the sale of $8.2 million in adjustable rate loans with the proceeds from the sale being used to repay FHLB advances of $3 million and to purchase $3.2 million of mortgage-backed securities.

Cash and cash equivalents decreased $771,000 or 35.9% during the six months ended March 31, 1997, as the cash and cash equivalents were used to fund loan demand.

Loans receivable (including loans held for sale) decreased $5.6 million or 14.2% to $33.7 million at March 31, 1997, as compared to $39.3 million at September 30, 1996. As noted, the Company sold during the six months ended March 31, 1997, $8.2 million of adjustable rate single family loans to a third party. The Company sold the loans to fund the repayment of FHLB advances which had funded the past loan growth and to reinvest the additional proceeds from the loan sale in mortgage-backed securities. The FHLB advances were short term advances which for the most part repriced daily and had a negative impact on the Company's interest rate risk. The Company also sold an additional $4.7 million of fixed rate single family loans in the secondary market during the six months ended March 31, 1997. The Company continues to sell the majority of fixed rate one-to-four family residential loan originations. Not withstanding the above loan sale the Company has added approximately $2.6 million to the loan portfolio, net.

The Company's investment portfolio consists of certificates of deposits, investment securities, and mortgage-backed securities (held to maturity and available for sale). The investment portfolio increased $2.8 million or 37.1% over the level maintained at September 30, 1996. The increase in the investment portfolio was due to the purchase of mortgage-backed securities with the funds from the aforementioned loan sale.

Deposits totaled $40.9 million at March 31, 1997, a decrease of $694,000 or 1.7% from the $41.6 million of deposits at September 30, 1996. The reduction in deposits is due to the decrease in certificates of deposit, as consumers continue to look for alternative savings vehicles. The Company does not offer special rates or terms to attract deposits unless the terms and rates are favorable for the Company for the long term. The current local market for certificates of deposit remains competitive and the Company has priced its certificates of deposit to remain competitive with the market. Demand accounts have increased during the six months ended March 31, 1997, as the Company's new demand account products are generating new or increased accounts.

The Company is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision. The capital standards require the maintenance of regulatory capital standards sufficient to meet a tangible, core, and risk-based capital requirement. At March 31, 1997, the Company's tangible and core capital totaled $4.1 million or 8.7% of adjusted total assets, which exceeded the respective minimum requirements at that date of 1.5% and 3.0% by $3.4 million and $2.7 million respectively. The Company's risk-based capital totaled $4.2 million at March 31, 1997, or 21.5% of risk weighted assets, which exceeded the 8% requirement by $2.6 million.

Comparison of Operating Results for the Six Months Ended March 31, 1997 and 1996

General

Net income for the six months ended March 31, 1997 totaled $75,000, an increase of $21,000 or 38.9% from the $54,000 recorded for the six months ended March 31, 1996. The increase in met income resulted primarily from higher gains on sale of loans and higher net interest income, which was partially offset by an increase in operating expenses and income taxes.

Net Interest Income

Interest income on loans for the six months ended March 31, 1997, increased $47,000 or 3.7% due to an increase in the average balance of loans outstanding period-to-period. The Company sold in late November 1996, $8.2 million of adjustable rate loans. The effect of this sale on interest income impacted interest income for the current quarter as the increase in interest income on loans has remained the same as the increase for the three months ended December 31, 1996. Interest income on mortgage-backed securities decreased $27,000 or 11.6%, due primarily to a lower average balance outstanding during the six months ended March 31, 1997. The Company purchased $3.3 million of mortgage-backed securities in December 1996, with the proceeds from the sale of loans mentioned above. Interest income on investment securities and interest bearing deposits have remained relatively stable.

Interest expense on deposits decreased $104,000 or 8.3% during the six months ended March 31, 1997, as compared to the prior six month period. This decrease was due to a decrease in the average balance outstanding and a change in the mix of deposits to a higher percentage of demand accounts. Interest expense on borrowings increased $39,000 as the Company has utilized FHLB advances as an alternative source of funding for loan growth. The Company repaid in December 1996, $3 million of the outstanding FHLB advances with the proceeds from the aforementioned loan sale.

As a result of the foregoing changes in interest income and interest expense, net interest income increased $85,000 or 20.4% during the six months ended March 31, 1997, as compared to the six months ended March 31, 1996.

Provision for Losses on Loans

The Company did not record a provision for losses on loans for the six month period ended March 31, 1997. The provision for losses on loans for the six months ended March 31, 1996, was the result of loan portfolio growth during the period and management's assessment of the inherent risk in lending.

Other Income

Other income increased by $20,000 or 15.7% during the six months ended March 31, 1997, as compared to the six months ended March 31, 1996. This increase was due to the $31,000 increase in gain on sale of mortgage loans. The Company, as discussed, sold $8.2 million of loans to a third party during the first quarter of the fiscal year generating a gain of approximately $72,000. The Company has continued to sell loans in the secondary market as consumer demand for fixed rate loans has continued. The Company had no sales of investments during the six months as compared to a gain of $13,000 to the same period in 1996.

General, Administrative and Other Expenses

General, administrative and other expenses increased by $61,000 or 13.1% during the six months ended March 31, 1997, as compared to the same period in 1996. This increase was due primarily an increase of $44,000 or 20.3% in compensation and benefits and a $30,000 increase in other operating expenses. The increase in compensation and benefits related directly to the Company's mortgage loan origination office. The increase in other operating expenses was due to higher professional services fees in connection with securities and regulatory filing.

Federal Income Taxes

The provision for federal income taxes increased $18,000 during the six months ended March 31, 1997, as compared to the same period in 1996. The increase in federal income taxes was due to the higher level of taxable income during the current period. The Company's effective tax rates amounted to 32.4% and 25.0% during the six months ended March 31, 1997 and 1996, respectively.

Comparison of Operating Results for the Three Month Period Ended March 31, 1997 and 1996

General

Net income for the three months ended March 31, 1997 totaled $3,000, a decrease of $11,000 from the $14,000 in net income for the three months ended March 31, 1996. The decrease was due primarily to a decrease in other income of $40,000 and an increase in general, administrative and other expenses of $34,000 which was partially offset by a decrease in the provision for income taxes of $5,000 and higher net interest income of $56,000.

Net Interest Income

Interest income on loans for the three months ended March 31, 1997 was $640,000 which is the same amount as for the three month period ended March 31, 1996. The Company's average loans for the two periods are relatively the same, and the flat interest rate environment which allowed for the comparable income amounts. Interest income on mortgage-backed securities increased $6,000 due to a higher level of average mortgage-backed securities during the period from $7.5 million for the three months ended March 31, 1996, to $7.8 million for the three months ended March 31, 1997. Interest income on investment securities and interest bearing deposits have remained stable between the two periods.

Interest expense on deposits totaled $560,000 for the three months ended March 31, 1997, a decrease of $57,000 or 9.2% as compared to the three months ended March 31, 1996. The decrease was due primarily to lower average balance on deposits and to the change in the mix from certificates of deposit to demand accounts which offer lower rates. The Company had recently offered new demand deposit accounts which have attracted new or increased demand deposit accounts. Interest expense on FHLB advances totaled $15,000 for the three months ended March 31, 1997, an increase of $8,000 over the same period for 1996. This increase was due to higher level of advances period to period. The Company has used FHLB advances to fund loan growth.

As a result of the above changes in interest income and interest expense, net interest income increased $56,000 or 26.8% during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996.

Provision for Losses on Loans

The Company had no provision for losses on loans for the three months ended March 31, 1997, as compared to $2,000 for the three months ended March 31, 1996. The provision for losses on loans is based on the loan portfolio characteristics and the inherent risk in lending.

Other Income

Other income decreased by $40,000 during the three months ended March 31, 1997, as compared to the same period in 1996. This decrease was due to a decrease in gains on sales of mortgage loans. The Company's secondary market activities have decreased during the current period versus the prior period, primarily as a result of the current interest rate environment and consumer demand.

General, Administrative and Other Expenses

General,  administrative  and other  expenses  increased  by $34,000 or 13.8% to
$281,000 for the three month period ended March 31, 1997, as compared to $247,000 for the three month period ended March 31, 1996. The increase was due primarily to a $23,000 increase in compensation and benefits due to higher salaries relating to the Company's loan origination office, increased health insurance costs and the compensation expense for the Company's employee stock ownership plan. The increase was also due to an increase in other expenses to $85,000 for the three months ended March 31, 1997, as compared to $67,000 for the three months ended March 31, 1997, an increase of $18,000 or 26.9%. The increase was due to higher professional services fees relating to various securities and regulatory filings. The increase was partially offset by a decrease in FDIC insurance premiums of $15,000 to $10,000 for the three months ended March 31, 1997, as compared to $25,000 for the three months ended March 31, 1996, due to the reduction in insurance rates after the SAIF recapitalization.

Federal Income Taxes

The provision for federal income taxes decreased by $5,000 during the three months ended March 31, 1997, as compared to the same period in 1996, due primarily to a decrease in income before taxes of $16,000.

                              KENWOOD BANCORP, INC.

                                     PART II



ITEM 1.       Legal Proceedings

              Not applicable


ITEM 2.       Changes in Securities

              Not applicable


ITEM 3.       Defaults Upon Senior securities

              Not applicable


ITEM 4.       Submission of Matters to a Vote of Security Holders

              On January 30, 1997, the Company held its 1997 Annual Meeting of Stockholders. At the annual meeting, stockholders of the Company elected two directors of the Company, approved the adoption of the Company's 1996 Stock Option Plan, approved the adoption of the Company's Management Recognition Plan and Trust and ratified the appointment of the Company's independent auditors for the year ending September 30, 1997. The votes received on such proposals were as follows:

                                                                      For        Against      Abstain       Not Vote
                                                                      ---        -------      -------       --------
              1.  Election of P. Lincoln Mitchell                   224,134          -          6,115        64,884
              2.  Election of James N. Murphy                       223,245          -          7,004        64,884
              3.  Approval of 1996 Stock Option Plan                188,122       16,994        5,973        84,044
              4.  Approval of Management Recognition
                     Plan and Trust                                 185,716       15,888        9,385        84,144
              5.  Ratification of independent auditors              221,984        3,573        4,692        64,884

ITEM 5.       Other Information

              Not applicable


ITEM 6.       Exhibits and Reports on Form 8-K

                  Not applicable

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






Date:  May 8, 1997                               By: /s/ THOMAS W. BURNS
                                                     -------------------
                                                     Thomas W. Burns
                                                     Executive Vice President,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer