Form 10QSB
period 1997-06-30
KENWOOD BANCORP INC
filed 1997-08-13
CIK 1011142

FORM 1O-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended         June 30, 1997
                                              -------------

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

As of August 7, 1997, the latest practicable date, 295,133 shares of the registrant's common stock, $.01 par value, were issued and outstanding.





                               Page 1 of 13 pages

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

                                            KENWOOD BANCORP INC.
                                      STATEMENTS OF FINANCIAL CONDITION
                                               (in Thousands)

                                                   ASSETS

                                                                                      June 30    September 30,
                                                                                       1997          1996
                                                                                     --------      --------
                                                                                   (unaudited)
Cash and due from banks ........................................................     $    750           588
Interest bearing deposits in other financial institutions ......................        1,093         1,558
                                                                                     --------      --------
              Cash and cash equivalents ........................................        1,843         2,146
Certificates of deposit in other financial institutions ........................          380           380
Investment securities at amortized cost,  approximate market value of $1,981 and $1,959 as of June 30, 1997
     and September 30, 1996 ....................................................        1,996         1,994
Investment securities - available for sale, amortized cost
      of $499 and $499 as of June 30, 1997
     and September 30, 1996 ....................................................          491           486
Mortgage-backed securities at cost, approximate market
     value of $233 and $250 as of June 30, 1997
     and September 30, 1996 ....................................................          225           245
Mortgage-backed securities available for sale, amortized cost of $7,157 and $4,499 as of June 30, 1997
     and September 30, 1996 ....................................................        7,221         4,529
Loans receivable ...............................................................       35,363        30,009
Loans held for sale - at lower of cost or market ...............................          367         9,322
Property and equipment .........................................................          355           362
Federal Home Loan bank stock - at cost .........................................          453           430
Accrued interest receivable
     Loans .....................................................................          184           199
     Mortgage-backed securities ................................................           46            26
     Investment securities .....................................................           56            20
Prepaid expenses and other assets ..............................................           64            74
Prepaid federal income taxes ...................................................         --               9
                                                                                     --------      --------

                                                                                     $ 49,044        50,231
                                                                                     ========      ========


                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits .......................................................................     $ 40,511        41,636
Advances from the Federal Home Loan Bank .......................................        3,763         3,653
Accounts payable on mortgage loans services for others .........................          139            37
Advances by borrowers for taxes and insurance ..................................          122           215
Other liabilities ..............................................................           96           417
Accrued federal income taxes ...................................................           46          --
Deferred federal income taxes ..................................................           46            34
                                                                                     --------      --------
              Total liabilities ................................................       44,723        45,992
                                                                                     --------      --------

Commitments ....................................................................         --            --

Stockholders' equity
     Preferred stock - authorized 1,000,000 shares of $.01 par
        value, none issued .....................................................         --            --
     Common stock - authorized 4,000,000 shares of $.01 par
        value; 295,133 shares issued and outstanding ...........................            3             3
     Additional paid in capital ................................................        1,771         1,771
     Retained earnings - substantially restricted ..............................        2,646         2,597
     Shares acquired by Management Recognition Plan ............................          (18)          (18)
     Less unearned ESOP shares .................................................         (119)         (126)
     Unrealized gain on available for sale securities, net of income tax .......           38            12
                                                                                     --------      --------
              Total stockholders' equity .......................................        4,321         4,239
                                                                                     --------      --------

                                                                                     $ 49,044        50,231
                                                                                     ========      ========

                                      KENWOOD BANCORP INC.
                               CONSOLIDATED STATEMENTS OF INCOME
                                         (In thousands)
                                          (Unaudited)


                                                       Nine Months ended    Three Months ended
                                                            June 30              June 30
                                                        1997       1996       1997      1996
                                                      ------     ------     ------     ------
Interest income
      Loans .....................................     $1,999      1,959        672        679
      Mortgage-backed securities ................        330        349        124        116
      Investment securities .....................        134        144         45         45
      Interest bearing deposits and other .......        101         90         20         20
                                                      ------     ------     ------     ------
         Total interest income ..................      2,564      2,542        861        860

Interest expense
      Deposits ..................................      1,717      1,865        564        608
      Borrowings ................................         81         31         32         21
                                                      ------     ------     ------     ------
         Total interest expense .................      1,798      1,896        596        629
                                                      ------     ------     ------     ------

         Net interest income ....................        766        646        265        231

Provision for losses on loans ...................         --         10         --          4
                                                      ------     ------     ------     ------
         Net interest income after provision
             for losses on loans ................        766        636        265        227
                                                      ------     ------     ------     ------

Other income
      Gain on sale of mortgage loans ............        163        159         26         52
      Gain on sale of investments ...............         --         13         --         --
      Other operating ...........................         14         12          4          4
                                                      ------     ------     ------     ------
                                                         177        184         30         56
                                                      ------     ------     ------     ------

General, administrative and other expenses
      Employee compensation and benefits ........        373        313        112         97
      Occupancy and equipment ...................         98         91         31         32
      Federal deposit insurance premiums ........         42         75         10         25
      Franchise taxes ...........................         51         31         22         10
      Other .....................................        221        185         73         66
                                                      ------     ------     ------     ------
         Total general, administrative and
             other expenses .....................        785        695        248        230
                                                      ------     ------     ------     ------

         Income before income taxes .............        158        125         47         53

Federal income taxes
      Current ...................................         47         31         11         13
      Deferred ..................................         --         --         --         --
                                                      ------     ------     ------     ------
                                                          47         31         11         13
                                                      ------     ------     ------     ------

         Net income .............................     $  111         94         36         40
                                                      ======     ======     ======     ======

         Earnings per share, restated for effects
             of conversion from mutual holding
             company ............................     $ 0.39       0.33       0.13       0.14
                                                      ======     ======     ======     ======

                                        KENWOOD BANCORP INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the nine months ended June 30,
                                           (In thousands)
                                             (Unaudited)

                                                                                  1997         1996
                                                                                  ----         ----
Cash flows from operating activities:
    Net income for the period ............................................     $   111           94
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
           Depreciation and amortization .................................          24           25
           Amortization of ESOP ..........................................          14         --
           Loans disbursed for sale in the secondary market ..............      (5,427)     (10,177)
           Proceeds from sale of loans in the secondary market ...........       6,262        9,751
           Gain on sale mortgage loans ...................................        (163)        (159)
           Gain on sale of investments ...................................        --            (13)
           Federal Home Loan Bank dividends ..............................         (23)         (21)
           Amortization of deferred loan origination (fees) costs ........          11           (7)
           Provision for loan losses .....................................        --             10
           Increase (decrease) in cash due to changes in:
              Accrued interest receivable ................................         (41)         (68)
              Prepaid expenses and other assets ..........................          19           (4)
              Accounts payable on mortgage loans serviced for loans ......         102          (85)
              Other liabilities ..........................................        (328)          40
              Accrued federal income taxes ...............................          46           28
                                                                               -------      -------
                 Net cash provided by (used in) operating activities .....         607         (586)
                                                                               -------      -------

Cash flows provided by (used in) investing activities:
    Principal payments on loans and mortgage-backed securities ...........       3,853        7,370
    Loan disbursements ...................................................      (8,605)     (10,055)
    Proceeds from sale of loans ..........................................       8,322         --
    Purchase of investment securities ....................................        --           (500)
    Maturity of investment securities ....................................        --            500
    Purchase of mortgage-backed securities - available for sale ..........      (3,293)        (513)
    Proceeds from sale of investments - available for sale ...............        --            513
    Purchase of office premises and equipment ............................         (17)          (7)
    Decrease in certificates of deposit in other financial institutions ..        --            950
                                                                               -------      -------
                 Net cash provided by (used in) investing activities .....         260       (1,742)
                                                                               -------      -------

Cash flows provided by (used in) financing activities:
    Net decrease in deposits .............................................      (1,125)      (2,073)
    Borrowings from FHLB .................................................       3,200        3,000
    Repayment of FHLB advances ...........................................      (3,090)      (1,027)
    Advances by borrowers for taxes and insurance ........................         (93)         (48)
    Net proceeds from the issuance of common stock .......................        --          1,264
    Dividends paid on common stock .......................................         (62)         (41)
                                                                               -------      -------
                 Net cash provided by (used in) financing activities .....      (1,170)       1,075
                                                                               -------      -------

Net decrease in cash and cash equivalents ................................        (303)      (1,253)
Cash and cash equivalents - beginning of period ..........................       2,146        2,808
                                                                               -------      -------
Cash and cash equivalents - end of period ................................       1,843        1,555
                                                                               =======      =======

Supplemental  disclosure  of cash flow  information
 Cash paid during the period  for:
       Federal income taxes ..............................................        --             (8)
                                                                               =======      =======

       Interest on deposits and borrowings ...............................       1,202        1,895
                                                                               =======      =======

Supplemental disclosure of non-cash investing activities
    Transfer of investment securities to available for sale classifi$ation        --          7,253
                                                                               =======      =======

                              KENWOOD BANCORP, INC.
                   Notes to Consolidated Financial Statements

1.   Organizational Summary:

      Kenwood Bancorp, Inc. (the "Company" or "Bancorp") is a holding company formed in March 1996, in conjunction with the second step conversion of Kenwood Savings and Loan Association from a mutual holding company format to a stock holding company format. The second step conversion was completed on June 28, 1996, with all the stock of the Association canceled and exchanged into stock of Bancorp. Bancorp's financial statements include the accounts of its wholly owned subsidiary, Kenwood Savings Bank (formerly Kenwood Savings and Loan Association).

2.    Basis of Presentation:

      The  accompanying   unaudited   financial   statements  were  prepared  in
      accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month period ended June 30, 1997, are not necessarily indicative of the results which may be expected for the entire fiscal year.

3.    Earnings Per Share:

      Earnings per share for three month period ended June 30, 1997, is computed based on 282,521 weighted average shares outstanding for Bancorp. Earnings per share for the nine month period ended June 30, 1997, is computed based on 282,521 weighted average shares outstanding as adjusted for the reorganization from the mutual holding company to the stock holding company form for Kenwood Savings Bank.

      Weighted average shares for the nine months ended June 30, 1997, include the effect of the issuance of 295,133 shares on June 28, 1996, of Kenwood Bancorp, Inc. These shares were sold or converted pursuant to a plan of conversion and agreement and plan of reorganization whereby, in addition to newly issued shares, each share of common stock of Kenwood Savings and Loan Association held by Kenwood Federal Mutual Holding Company were canceled and each share of the Association common stock held by the Association's public stockholders were converted into shares of Bancorp.

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

                              KENWOOD BANCORP INC.

                Management's Discussion And Analysis Of Financial
                       Condition And Results Of Operations


Discussion of Financial Condition Changes from September 30, 1996, to June 30, 1997

At June 30, 1997, the Company had total assets $49.0 million, a decrease of approximately $1.2 million or 2.4% from September 30, 1996. The reduction in assets was due primarily to the sale of $8.2 million in adjustable-rate single-family loans with the proceeds from the sale being used to repay FHLB advances of $3 million and to purchase $3.2 million of mortgage-backed securities.

Cash and cash equivalents decreased $303,000 or 14.1% during the nine months ended June 30, 1997, as the Company used its excess liquidity to fund loan demand.

Loans receivable (including loans held for sale) decreased $3.6 million or 9.2% to $35.7 million at June 30, 1997, as compared to $39.3 million at September 30, 1996. As noted, the Company sold during the nine months ended June 30, 1997, $8.2 million of adjustable-rate single-family loans to a third party. The Company sold the loans to fund the repayment of FHLB advances which had funded the past loan growth and to reinvest the additional proceeds from the loan sale in mortgage-backed securities. The FHLB advances were short-term advances which for the most part repriced daily and had a negative impact on the Company's interest rate risk. The Company also sold an additional $6.2 million of fixed-rate single family loans in the secondary market during the nine months ended June 30, 1997. The Company continues to sell in the secondary market the majority of fixed-rate one-to-four family residential loan originations.

The Company's investment portfolio consists of certificates of deposits, investment securities, and mortgage-backed securities (held to maturity and available for sale). The investment portfolio increased $2.7 million or 35.1% over the level maintained at September 30, 1996. The increase in the investment portfolio was due to the purchase of mortgage-backed securities with the funds from the aforementioned loan sale.

Deposits totaled $40.5 million at June 30, 1997, a decrease of $1.1 million or 2.7% from the $41.6 million of deposits at September 30, 1996. The reduction in deposits is due to the decrease in certificates of deposit, as consumers continue to look for alternative savings vehicles. The Company does not offer special rates or terms to attract deposits unless the terms and rates are favorable for the Company for the long term. The current local market for certificates of deposit remains competitive and the Company has priced its certificates of deposit to remain competitive with the market. Demand accounts have increased during the nine months ended June 30, 1997, as the Company's new demand account products are generating new or increased accounts.

The Company is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision. The capital standards require the maintenance of regulatory capital standards sufficient to meet a tangible, core, and risk-based capital requirement. At June 30, 1997, the Company's tangible and core capital totaled $4.1 million or 8.4% of adjusted total assets, which exceeded the respective minimum requirements at that date of 1.5% and 3.0% by $3.4 million and $2.7 million respectively. The Company's risk-based capital totaled $4.2 million at June 30, 1997, or 20.4% of risk weighted assets, which exceeded the 8% requirement by $2.6 million.

Comparison of Operating Results for the Nine Months Ended June 30, 1997 and 1996

General

Net income for the nine months ended June 30, 1997 totaled $111,000, an increase of $17,000 or 18.1% from the $94,000 recorded for the nine months ended June 30, 1996. The increase in net income resulted primarily from higher net interest income, which was partially offset by an increase in operating expenses and income taxes.

Net Interest Income

Interest income on loans for the nine months ended June 30, 1997, increased $40,000 or 2.0% due to an increase in the average balance of loans outstanding period-to-period. The Company sold in late November 1996, $8.2 million of adjustable-rate loans. The effect of this sale on interest income impacted interest income during the most recent nine months but has been partially offset by new originations during the current quarter. Interest income on mortgage-backed securities decreased $19,000 or 5.4%, due primarily to a lower average balance outstanding during the nine months ended June 30, 1997. The Company purchased $3.3 million of mortgage-backed securities in December 1996, with the proceeds from the sale of the loans mentioned above. Interest income on investment securities and interest bearing deposits have remained relatively stable.

Interest expense on deposits decreased $148,000 or 7.9% during the nine months ended June 30, 1997, as compared to the prior nine month period. This decrease was due to a decrease in the average balance outstanding and a change in the mix of deposits to a higher percentage of demand accounts. Interest expense on borrowings increased $50,000 as the Company has utilized FHLB advances as an alternative source of funding for loan growth. The Company repaid in December 1996, $3 million of the outstanding FHLB advances with the proceeds from the aforementioned loan sale, but during the current quarter has borrowed additional amounts to fund the current loan growth.

As a result of the foregoing changes in interest income and interest expense, net interest income increased $120,000 or 18.6% during the nine months ended June 30, 1997, as compared to the nine months ended June 30, 1996.

Provision for Losses on Loans

The Company did not record a provision for losses on loans for the nine month period ended June 30, 1997. The provision for losses on loans for the nine months ended June 30, 1996, was the result of loan portfolio growth during the period and management's assessment of the inherent risk in lending.

Other Income

Other income decreased by $7,000 or 3.8% during the nine months ended June 30, 1997, as compared to the nine months ended June 30, 1996. This decrease was due to the Company's sale of investments in the prior period with no corresponding sales in the current nine month period ending June 30, 1997, offset by an increase in gain on sale of loans. The Company, as discussed above, sold $8.2 million of adjustable-rate loans to a third party during the first quarter of the fiscal year generating a gain of approximately $72,000. The Company has continued to sell loans in the secondary market as consumer demand for fixed-rate loans has continued.

General, Administrative and Other Expenses

General, administrative and other expenses increased by $90,000 or 12.9% during the nine months ended June 30, 1997, as compared to the same period in 1996. This increase was due primarily to an increase of $60,000 or 19.2% in compensation and benefits and a $36,000 increase in other operating expenses. The increase in compensation and benefits related directly to the Company's mortgage loan origination office. The increase in other operating expenses was due to higher professional service fees in connection with securities and regulatory filings.

Federal Income Taxes

The provision for federal income taxes increased $16,000 during the nine months ended June 30, 1997, as compared to the same period in 1996. The increase in federal income taxes was due to the higher level of taxable income during the current period. The Company's effective tax rates amounted to 29.7% and 24.8% during the nine months ended June 30, 1997 and 1996, respectively.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 1997 and
1996

General

Net income for the three months ended June 30, 1997 totaled $36,000, a decrease of $4,000 from the $40,000 in net income for the three months ended June 30, 1996. The decrease was due primarily to a decrease in other income of $26,000 and an increase in general, administrative and other expenses of $18,000, which was partially offset by a decrease in the provision for income taxes of $2,000 and higher net interest income of $34,000.

Net Interest Income

Interest income on loans for the three months ended June 30, 1997 was $672,000 which represented a decrease of $7,000 or 1.0% as compared to the three month period ended June 30, 1996. The Company's balance of average loans for the two periods was relatively the same, and the flat interest rate environment allowed for the relatively comparable income amounts. Interest income on mortgage-backed securities increased $8,000 due to a higher level of average mortgage-backed securities during the period from $7.0 million for the three months ended June 30, 1996, to $7.5 million for the three months ended June 30, 1997. Interest income on investment securities and interest bearing deposits have remained stable between the two periods.

Interest expense on deposits totaled $564,000 for the three months ended June 30, 1997, a decrease of $44,000 or 7.2% as compared to the three months ended June 30, 1996. The decrease was due primarily to the lower average balance on deposits and the change in the mix from certificates of deposit to demand accounts which offer lower rates. The Company had recently offered new demand deposit accounts which have resulted in an increase in such accounts. Interest expense on FHLB advances totaled $32,000 for the three months ended June 30, 1997, an increase of $11,000 over the same period for 1996. This increase was due to higher level of advances period to period. The Company has used FHLB advances to fund loan growth.

As a result of the above changes in interest income and interest expense, net interest income increased $34,000 or 14.7% during the three months ended June 30, 1997, as compared to the three months ended June 30, 1996.

Provision for Losses on Loans

The Company had no provision for losses on loans for the three months ended June 30, 1997, as compared to $4,000 for the three months ended June 30, 1996. The provision for losses on loans is based on the loan portfolio characteristics and the inherent risk in lending.

Other Income

Other income decreased by $26,000 during the three months ended June 30, 1997, as compared to the same period in 1996. This decrease was due to a decrease in gains on sales of mortgage loans. The Company's secondary market activities have decreased during the current period versus the prior period, primarily as a result of the current interest rate environment and consumer demand.

General, Administrative and Other Expenses

General, administrative and other expenses increased by $18,000 or 7.8% to $248,000 for the three month period ended June 30, 1997, as compared to $230,000 for the three month period ended June 30, 1996. The increase was due primarily to a $15,000 increase in compensation and benefits due to higher salaries relating to the Company's loan origination office, increased health insurance costs and the compensation expense for the Company's employee stock ownership plan. The increase was also due to an increase in other expenses to $73,000 for the three months ended June 30, 1997, as compared to $66,000 for the three months ended June 30, 1997, an increase of $7,000 or 10.6%. The increase was due to higher professional service fees relating to various securities and regulatory filings. The increase was partially offset by a decrease in FDIC insurance premiums of $15,000 to $10,000 for the three months ended June 30, 1997, as compared to $25,000 for the three months ended June 30, 1996, due to the reduction in insurance rates after the SAIF recapitalization.

Federal Income Taxes

The provision for federal income taxes decreased by $2,000 during the three months ended June 30, 1997, as compared to the same period in 1996, due primarily to a decrease in income before taxes of $6,000.

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






Date: August 11, 1997                          By:   /s/ THOMAS W. BURNS
                                                     -------------------
                                                     Thomas W. Burns
                                                     Executive Vice President,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer