Form 10-K
period 1997-09-30
KENWOOD BANCORP INC
filed 1997-12-29
CIK 1011142

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended September 30, 1997

                                       OR



[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from __________ to _______________

                          Commission File No.: 0-20907

                              Kenwood Bancorp, Inc.
             (Exact name of registrant as specified in its charter)


                Delaware                                         31-1457996
      (State or other jurisdiction                            (I.R.S. Employer
    of incorporation or organization)                     Identification Number)

          7711 Montgomery Road
             Cincinnati, Ohio                                      45236
(Address of principal executive offices)                         (Zip code)


       Registrant's telephone number, including area code: (513) 791-2834

   Securities registered pursuant to Section 12(b) of the Act: Not Applicable

           Securities registered pursuant to Section 12(g) of the Act

                     Common Stock (par value $.01 per share)
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

Based upon the $12.50 closing price of the Registrant's common stock as of December 4, 1997, the aggregate market value of the 239,045 shares of the Registrant's common stock deemed to be held by non-affiliates of the Registrant was approximately $3.0 million. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of December 18, 1997: 295,133

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 1997 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

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

         As a result of the Conversion and Reorganization, the Company became the unitary holding company of the Savings Bank. The only significant assets of the Company are the capital stock of the Savings Bank, the Company's loan to the Company's Employee Stock Ownership Plan (the "ESOP"), and the portion of the net proceeds retained by the Company in connection with the Conversion and Reorganization. The business and management of the Company consists of the business and management of the Savings Bank. At September 30, 1997, the Company had $46.9 million of total assets, $42.5 million of total liabilities, including $41.0 million of deposits, and $4.4 million of total stockholders' equity.

         Kenwood is an Ohio-chartered stock savings institution that conducts business from one full-service office and one loan origination office, both of which are located in the Cincinnati, Ohio metropolitan area. The Savings Bank originally was established in 1892 as an Ohio- chartered, mutual deposit and loan company known as "The Kenwood Savings and Loan Association" (the "Mutual Association"). In November 1992, the Mutual Association reorganized into the mutual holding company form of organization (the "MHC Reorganization").

         The Savings Bank primarily is engaged in attracting deposits from the general public through its office and using those and other available sources of funds to originate loans secured by single-family residences located primarily in southwestern Ohio. Such loans amounted to $35.3 million, or 92.9%, of the Savings Bank's total loan portfolio at September 30, 1997. To a much lesser extent, the Savings Bank originates consumer and other loans, which amounted to $1.25 million, or 3.3%, of the total loan portfolio at September 30, 1997, as well as loans secured by existing multi-family residential and nonresidential real estate, which amounted to $558,000, or 1.5%, and $336,000, or .9%, respectively, of the total loan portfolio at such date. The Savings Bank also invests in interest-bearing deposits in other financial institutions (including certificates of deposit), U.S. Government and federal agency obligations and mortgage-backed securities that are insured or guaranteed by federal agencies.

         The Company, as a registered savings and loan holding company, is subject to examination and regulation by the Ohio Department of Commerce, Division of Financial Institutions (the "Division") and by the Office of Thrift Supervision ("OTS") and is subject to various reporting and other requirements of the Securities and Exchange Commission ("SEC"). Kenwood is subject to examination and comprehensive regulation by the Division, which is Kenwood's chartering authority and primary regulator, by the OTS, Kenwood's primary federal regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), which as administrator of the Savings Association Insurance Fund ("SAIF") insures Kenwood's deposits up to applicable limits. Kenwood also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and is a member of the Federal Home Loan Bank ("FHLB") of Cincinnati, which is one of the 12 regional banks comprising of FHLB System.

Lending Activities

         General. At September 30, 1997, the Company's net loan portfolio (including loans held for sale) totalled $37.7 million, representing approximately 80.5% of the Company's $46.9 million of total assets at that date. The principal lending activity of the Savings Bank is the origination of one-to-four family residential loans and, to a much lesser extent, consumer and other loans, as well as multi-family residential and nonresidential real estate loans and construction loans.

         As an Ohio-chartered savings institution, the Savings Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, substantially all of the mortgage loans in the Savings Bank's portfolio are secured by properties located in the Savings Bank's market area in southwestern Ohio.

         Although the Savings Bank historically originated loans with lesser dollar balances than was permitted by federal regulations, loans-to-one borrower limitations may restrict its ability to do business with certain customers. See "Regulation - The Savings Bank - Federal Regulation." A savings association generally may not make loans to one borrower and related entities in an amount that exceeds the greater of $500,000, or 15%, of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1997, the Savings Bank's limit on loans-to-one borrower was $500,000 and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $373,000, $362,000, $307,000, $291,000 and $269,000. Each of these loans is secured by single-family residential real estate located in Hamilton County, Ohio except the $362,000 loan is located in Georgetown, Kentucky. Each of these loans is performing in accordance with its terms at September 30, 1997.

         Loan  Portfolio  Composition.   The  following  table  sets  forth  the
composition of the Savings Bank's loan portfolio by type of loan at the dates indicated.

                                                                                  September 30,
                                         -------------------------------------------------------------------------------------------
                                                      1997                            1996                             1995
                                         ------------------------         ------------------------        --------------------------
                                            Amount            %               Amount          %               Amount           %
                                         ------------     --------        ------------    --------        -------------     --------
                                                                           (Dollars in Thousands)
One-to-four family residential(1)          $35,290          92.9%           $37,699         94.6%             $31,464         95.7%
Multi-family residential                       558           1.5                126          0.3                  239          0.7
Nonresidential real estate                     336           0.9                142          0.4                  232          0.7
Construction                                   534           1.4              1,016          2.5                  226          0.7
                                           -------         -----            -------        -----              -------        -----
         Total real estate loans            36,718          96.7             38,983         97.8               32,161         97.8

Consumer and other loans:
  Home equity lines of credit                1,226           3.2                817          2.1                  366          1.2
  Deposit secured                               24           0.1                 41          0.1                  306          0.9
  Other(2)                                       2            --                  2           --                   35          0.1
                                           -------         -----            -------        -----              -------        -----
         Total consumer and other loans      1,252           3.3                860          2.2                  707          2.2
                                           -------         -----            -------        -----              -------        -----
         Total loans                        37,970         100.0%            39,843        100.0%              32,868        100.0%
                                           -------         -----            -------        -----              -------        -----

Less (add):
  Undisbursed portion of loans-in-
    process                                    212                              502                                61
  Deferred loan origination costs              (82)                             (85)                              (46)
  Allowance for loan losses                     95                               95                                81
                                           -------                          -------                           -------
                                               225                              512                                96
                                           -------                          -------                           -------
         Net loans                         $37,745                          $39,331                           $32,772
                                           =======                          =======                           =======

(1) Included $1.5 million, $9.3 million and $213,000 of loans designated as held for sale at September 30, 1997, 1996, and 1995, respectively.

(2)      Consists of secured commercial business loans.

         Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at September 30, 1997 regarding the dollar amount of loans maturing in the Savings Bank's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                                                               Due 3-5            Due 5-10
                                                                                             years after        years after
                                          1998              1999              2000            09/30/97            09/30/97
                                    -------------      -------------     -------------     -------------     ----------------
                                                                        (In Thousands)
One-to-four family residential              $ 14              $ 79            $1,360            $1,348               $8,693
Multi-family residential and
  nonresidential real estate                  --                --                29                --                  275
Construction                                 168                --                --                --                   --
Consumer and other                            39                78               210               925                   --
                                            ----              ----            ------            ------               ------
     Total                                  $221              $157            $1,599            $2,273               $8,968
                                            ====              ====            ======            ======               ======

                                         Due 10-20             Due 20
                                        years after         years after
                                         09/30/97             09/30/97            Total
                                    ----------------      --------------     -------------
                                                          (In Thousands)
One-to-four family residential               $3,305            $20,491             $35,290
Multi-family residential and
  nonresidential real estate                    371                219                 894
Construction                                     --                366                 534
Consumer and other                               --                 --               1,252
                                             ------            -------             -------
     Total                                   $3,676            $21,076             $37,970
                                             ======            =======             =======


         The following table sets forth the dollar amount of all loans, before net items, due after one year from September 30, 1997 that have fixed interest rates or that have floating or adjustable interest rates.

                                                                                   Floating
                                                            Fixed                     or
                                                            Rates              Adjustable Rates               Total
                                                     -----------------     -----------------------     -----------------
                                                                                 (In Thousands)
Single-family residential                                 $19,107                   $16,169                  $35,276
Multi-family residential and
  nonresidential real estate                                  146                       748                      894
Construction                                                   --                       366                      366
Consumer and other                                             --                     1,219                    1,219
                                                          -------                   -------                  -------
     Total                                                $19,253                   $18,502                  $37,755
                                                          =======                   =======                  =======

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

         Origination, Purchase and Sale of Loans. The lending activities of the Savings Bank are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Savings Bank's Board of Directors and management. Loan originations are obtained by a variety of sources, including referrals from real estate brokers, developers, builders, existing customers, newspaper, radio, periodical advertising and walk-in customers. Loan applications are taken by lending personnel, and the loan department supervises the obtainment of credit reports, appraisals and other documentation involved with a loan. Property valuations generally are performed by independent outside appraisers approved by the Savings Bank's Board of Directors. Title and hazard insurance are required on all security property.

         The Savings Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. A loan application first is reviewed by the Savings Bank's loan officer and then is submitted for approval to the Board of Directors. All loans must be approved by the Loan Committee appointed by the Board of Directors. In addition, Thomas W.

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

         Historically, the Savings Bank has originated substantially all of the loans in its portfolio and has held them until maturity. Since fiscal 1991, however, the Savings Bank has sold fixed-rate single-family residential loans to the Federal Home Loan Mortgage Corporation ("FHLMC") and other investors in the secondary market as a means of minimizing interest rate risk as well as generating additional funds for lending and other purposes. Beginning in fiscal 1992, the Savings Bank has designated substantially all fixed-rate single-family residential loans with terms to maturity of greater than ten years as held for sale and has retained in its portfolio all fixed-rate single-family residential loans with terms to maturity of ten years or less and all adjustable-rate single-family residential loans originated. At September 30, 1997, there were $1.5 million of loans designated as held for sale. The Savings Bank's loan policy currently limits the total amount of loans designated as held for sale to a maximum of $1.5 million. Sales of loans to date generally have been under terms that do not provide any recourse to the Savings Bank by the purchaser in the event of default on the loan by the borrower.

         With respect to the Savings Bank's loan sales to investors other than the FHLMC, the Savings Bank generally sells such loans servicing released and recognizes current income from receipt of servicing release fees. With respect to the Savings Bank's loan sales to the FHLMC, the Savings Bank generally continues to collect payments on such loans as they become due, to inspect the security property, to make certain insurance and tax advances on behalf of borrowers and to otherwise service such loans. The Savings Bank records a premium or discount, as adjusted for a normal servicing fee, when it realizes a gain or loss from the sale of loans, respectively. The Savings Bank amortizes such premiums and discounts over the estimated lives of the loans using the level yield method, and recognizes the servicing fee when the related loan payments are received. At September 30, 1997, the Savings Bank was servicing $16.1 million of loans for others.

         Historically, the Savings Bank has not been an active purchaser of loans. At September 30, 1997, loans purchased and serviced by others totalled $347,000.

         The Savings Bank has seen a decrease in its loan portfolio of $1.6 million or 4.0% due primarily to the sale of approximately $8.0 million of adjustable rate mortgage loans in early fiscal year 1997. The sale of the adjustable rate mortgage loans generated a gain on sale of approximately $79,000 and the proceeds were used to repay FHLB debt, purchase investments and mortgage-backed securities and fund future loan originations. The Savings Bank also saw a decline in the loans originated for sale during 1997, as compared to prior years, due to competition in the loan origination market, the flat interest rate environment and changes in the loan origination office personnel.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                     Year Ended September 30,
                                                  -----------------------------------------------------------
                                                         1997                 1996                  1995
                                                  ----------------     ----------------      ----------------
                                                                          (In Thousands)
Loan originations:
  One-to-four family residential
   and construction(1)                                 $20,491               $24,801               $13,298
  Multi-family residential                                 496                    --                    --
  Nonresidential real estate                               197                    --                    --
  Consumer and other                                     1,093                   773                   683
                                                       -------               -------               -------
         Total loans originated                         22,277                25,574                13,981
Purchases                                                  168                    --                    --
                                                       -------               -------               -------
         Total loans originated and
                   purchased                            22,445                25,574                13,981

Sales and loan principal reductions:
  Loans sold                                            17,681                12,595                 3,175
  Loan principal reductions                              6,347                 6,445                 5,630
                                                       -------               -------               -------
         Total loans sold and
           principal reductions                         24,028                19,040                 8,805

Increase due to other net items                            (3)                     3                     2
                                                       -------               -------               -------

Net increase (decrease) in loan portfolio             $(1,586)                $6,559               $ 5,178
                                                      =======                =======               =======

(1)      Includes loans designated as held for sale during the periods.

         Single-Family Residential Loans. The primary lending activity of the Savings Bank is the origination of loans secured by first mortgage liens on single-family residences (one-to-four units). At September 30, 1997, $35.3 million, or 92.9%, of the Savings Bank's total loan portfolio (including loans held for sale), before net items, consisted of single-family residential loans.

         The   Savings   Bank's   single-family    residential   loans   include
non-conventional loans (loans that either are insured by the Federal Housing Administration or partially guaranteed by the Department of Veterans Affairs) and conventional loans. Although a majority of the Savings Bank's loans consist of conventional loans, the Savings Bank recently has increased its origination of non-conventional mortgage loans. The Savings Bank also has recently increased its origination of non-owner occupied single-family residential loans.

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

         Since 1983, the Savings Bank has been offering adjustable-rate loans in order to decrease the vulnerability of its operations to changes in interest rates. At September 30, 1997, $16.2 million, or 45.8%, of the single-family residential loans in the Savings Bank's loan portfolio consisted of adjustable-rate loans.

         The Savings Bank's single-family residential adjustable-rate loans are fully amortizing loans with contractual maturities of up to 30 years. The loans currently being originated by the Savings Bank have interest rates that are scheduled to adjust every one or three years in accordance with a designated index (the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity, as made available by the Federal Reserve Board). There is a 2% cap on the rate adjustment per period and a 6% cap rate adjustment over the life of the loan. The Savings Bank's adjustable-rate loans currently being originated are not convertible into fixed-rate loans, are not assumable, do not contain prepayment penalties and do not produce negative amortization. The Savings Bank generally offers discounts with respect to the interest rate on its adjustable-rate loans during the first year of the mortgage loan for competitive reasons.

         The demand for adjustable-rate loans in the Savings Bank's primary market area has been a function of several factors, including the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is determined largely by the demand for each in a competitive environment. Due to the generally lower rates of interest prevailing in recent periods, the Savings Bank's originations of adjustable-rate loans have decreased as consumer preference for fixed-rate loans has increased.

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

         Consumer and Other Loans. At September 30, 1997, consumer and other loans totalled $1.25 million, or 3.3%, of the total loan portfolio (including loans held for sale), before net items, and consisted primarily of home equity lines of credit, which amounted to $1.23 million, or 3.2%, of the Savings Bank's consumer and other loan portfolio (before net items). Home equity lines of credit are originated by the Savings Bank for up to 80% of the appraised value (90% if the Savings Bank holds the first mortgage), less the amount of any existing prior liens on the property. Home equity lines of credit have a maximum term of five years and interest rates that adjust in accordance with a designated prime rate. The Savings Bank will secure the loan with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage.

         Consumer and other loans also included at September 30, 1997, $24,000 of loans secured by customer deposits and $2,000 of commercial business loans. Except for home equity lines of credit, the Savings Bank does not emphasize the origination of consumer or commercial business loans and does not expect to do so in the future.

         Multi-Family Residential, Nonresidential Real Estate and Construction Loans. At September 30, 1997, $558,000, or 1.5%, and $336,000, or .9%, of the
Savings Bank's total loan portfolio (including loans held for sale), before net items, consisted of loans secured by existing multi-family residential and nonresidential real estate, respectively. The Savings Bank's multi-family residential (five units or more) and nonresidential real estate, loan portfolio includes, for the most part, eight loans secured primarily by apartment buildings and small office buildings located within the Savings Bank's primary lending area.

         Multi-family residential and nonresidential real estate loans have terms that range up to 25 years. Although some of the multi-family residential and nonresidential real estate loans that were originated in prior periods have fixed rates, interest rates on originations in recent years generally adjust at a one-year interval in accordance with a designated index. The maximum adjustment in any one period is 2% with a 6% cap over the life of the loan. At September 30, 1997, $748,000, or 83.7%, of the multi-family residential and nonresidential real estate loan portfolio consisted of adjustable-rate loans.

         Multi-family residential and nonresidential real estate loans generally are made in amounts up to 75% of the appraised value of the security property. All appraisals generally are performed by an independent appraiser designated by the Savings Bank and are reviewed by management. In originating multi-family residential and nonresidential real estate loans, the Savings Bank considers the quality of the property, the credit of the borrower, cash flow of the project, location of the real estate and the quality of management involved with the property.

         The Savings Bank makes construction loans to individuals for the construction of their residences and to borrowers for the construction of multi-family residential and nonresidential real estate. At September 30, 1997, construction loans amounted to $534,000 million or 1.4% of the Savings Bank's total loan portfolio (including loans held for sale), before net items. Of this amount, $534,000 consisted of loans for the construction of single-family residences. The Savings Bank had no loans for the construction of multi-family residential and nonresidential real estate at September 30, 1997.

         Construction lending generally is limited to the Savings Bank's primary lending area. Construction loans are structured to be converted to permanent loans at the end of the construction phase, which typically is 12 months. Construction loans have rates and terms that generally match the non-construction loans then offered by the Savings Bank, except that during the construction phase the borrower only pays interest on the loan. Construction loans are underwritten pursuant to the same general guidelines used for originating permanent loans.

         Multi-family residential and nonresidential real estate lending generally is considered to involve a higher degree of risk than single-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. The Savings Bank generally attempts to mitigate the risks associated with multi-family residential and nonresidential real estate lending by, among other things, lending primarily in its market area and using low loan-to-value ratios in the underwriting process.

         Loan Origination and Other Fees. In addition to interest earned on loans, the Savings Bank often receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91 issued by the Financial Accounting Standards Board ("FASB"), which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Savings Bank's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At September 30, 1997, the Savings Bank had $82,000 of loan costs that had been deferred and is being recognized into income over the contractual maturities of the related loans.

Asset Quality

         Delinquent Loans. The following table sets forth information concerning delinquent loans at September 30, 1997, in dollar amount and as a percentage of the Savings Bank's total loan portfolio (including loans held for sale). The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

                                                                     Total
                                                    ---------------------------------------
                                                        Amount              Percentage
                                                    -------------     ---------------------
                                                           (Dollars in Thousands)
Loans delinquent for:
  30 - 59 days                                             $  759                     2.0%
  60 - 89 days                                                263                      .7
  90 days and over                                            187                      .5
                                                           ------                     ---
Total delinquent loans(1)                                  $1,209                     3.2%
                                                           ======                     ===

(1)      Consisted entirely of single-family residential loans.

         Non-Performing Assets. When a borrower fails to make a required payment on a loan, the Savings Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts generally are made following the fifteenth day after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days, the loan and payment history is reviewed and efforts are made to collect the loan. Although the Savings Bank generally prefers to work with borrowers to resolve such problems, when an account becomes 90 days delinquent, the Savings Bank does institute foreclosure or other proceedings, as necessary, in order to minimize any potential loss.

         All  loans  are  reviewed  on a  regular  basis  and  are  placed  on a non-accrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual. As a matter of policy, the Savings Bank does not accrue interest on loans that are past due 90 days or more except when the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments either are applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

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

                                                                             September 30,
                                                    -------------------------------------------------------------
                                                           1997                  1996                   1995
                                                    ----------------     ------------------      ----------------
                                                                        (Dollars in Thousands)
Non-accruing loans(1)                                    $187                   $  --                   $ --
Accruing loans greater than
 90 days delinquent(1)                                     --                      --                     --
Real estate owned                                          --                      --                     --
                                                          ---                    ----                   ----
  Total non-performing assets                            $187                   $  --                   $ --
                                                          ===                    ====                    ===
  Total non-performing loans as
   a percentage of total loans                            .50%                     --%                    --%
                                                          ===                    ====                    ===
  Total non-performing assets as
     a percentage of total assets                         .40%                     --%                    --%
                                                          ===                    ====                    ===

(1)      Consisted solely of single-family residential loans.


         The interest income that would have been recorded during the years ended September 30, 1997, 1996 and 1995 if the Savings Bank's non-performing loans at the end of such periods had been current in accordance with their terms during such periods was $7,000, $0 and $0, respectively.

         Classified Assets. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify "problem" assets and, if appropriate,
classify   them.   There  are  three   classifications   for   problem   assets:
"substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved. For information concerning an OTS proposal that would revise the amount of general loss allowances required with respect to classified and other assets, see "- Allowance for Loan Losses." At September 30, 1997, the Savings Bank had no classified assets.

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

         At September 30, 1997, the Savings Bank's allowance for loan losses amounted to $95,000, all of which was classified as general pursuant to OTS regulations and, as a result, was includable as a component of regulatory risk-based capital.

         The following table sets forth an analysis of the Savings Bank's allowance for loan losses during the periods indicated.

                                                                    Year Ended September 30,
                                               ----------------------------------------------------------------
                                                       1997                    1996                  1995
                                               ------------------      ------------------     -----------------
                                                                     (Dollars in Thousands)
Total net loans outstanding(1)                      $37,745                $39,331               $32,772
                                                    =======                =======               =======
Average loans outstanding, net                      $35,205                $35,234               $30,792
                                                    =======                =======               =======
Balance at beginning of period                      $    95                $    81               $    69
Charge-offs                                              --                     --                    --
Recoveries                                               --                     --                    --
                                                     ------                 ------               -------
Net charge-offs                                          --                     --                    --
Provision for losses on loans                            --                     14                    12
                                                     ------                -------                ------
Balance at end of period                            $    95               $     95               $    81
                                                    =======                =======               =======
Allowance for loan losses as a
 percent of total loans
 outstanding                                           .25%                   .24%                  .25%
                                                     =====                   ====                   ===
Ratio of net charge-offs to average
 loans outstanding                                       --                    --%                   --%
                                                       ====                  ====                   ===

(1)      Includes loans held for sale.


         Effective December 21, 1993, the OTS, in conjunction with the Office of the Comptroller of the Currency, the FDIC and the Federal Reserve Board, issued an Interagency Policy Statement on the Allowance for Loan and Lease Losses ("Policy Statement"). The Policy Statement, which effectively supersedes the proposed guidance issued on September 1, 1992, includes guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement sets forth the following quantitative measures that examiners may use to determine the reasonableness of an allowance:
(i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified substandard; and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming twelve months based on facts and circumstances available on the evaluation date. Although the Policy Statement sets forth this quantitative measure, such guidance is not intended to set either a "floor" or a "ceiling."

         The following table sets forth information concerning the allocation of the Savings Bank's allowance for loan losses by loan categories at the dates indicated.

                                                                           September 30,
                                --------------------------------------------------------------------------------------------------
                                               1997                               1996                             1995
                                ---------------------------------    ----------------------------     ----------------------------
                                                      Percent of                       Percent of                       Percent of
                                                      Total Loans                     Total Loans                      Total Loans
                                      Amount          by Category        Amount       by Category        Amount        by Category
                                ---------------      -----------     -----------     -----------      -----------     ------------
                                                                       (Dollars in Thousands)
One-to-four family
  residential                                $89           92.9%              $91           95.8%             $78            96.9%
Multi-family residential                       1            1.5                --            0.3                1              .7
Nonresidential real estate                     1            0.9                --            0.4                1              .7
Construction                                   1            1.4                 2            1.3                1              .7
Consumer and other loans                       3            3.3                 2            2.2               --             1.0
                                             ---          -----               ---         ------              ---          ------
     Total                                   $95          100.0%              $95         100.00%             $81          100.00%
                                             ===          =====               ===         ======              ===          ======

         Management of the Savings Bank believes that the reserves that it has established are adequate to cover any potential losses in the Savings Bank's loan portfolio. Future adjustments to these reserves may be necessary, however, and the Savings Bank's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.

Investment Activities

         General. The Savings Bank's mortgage-backed and investment securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. All transactions must be approved by and reported to the Board of Directors.

         Prior to October 1, 1994, portfolio investment securities and mortgage-backed securities were carried at cost, adjusted for amortization of premiums and accretion of discounts. The investments and mortgage-backed securities were carried at cost, as it was management's intent, and the Savings Bank had the ability to hold the securities until maturity. Investment securities and mortgage-backed securities held for indefinite periods of time, or utilized by management as part of its asset/liability management strategy, or that would be sold in response to changes in interest rates, prepayment risk or the perceived need to increase regulatory capital were classified as held for sale at the point of purchase and carried at the lower of cost or market, with any resulting decline in market value below cost charged to operations. Gains or losses on securities held for sale, including lower of cost or market adjustments, were recognized using the specific identification method.

         In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (the "Statement"). The Statement requires that investments be categorized as held-to-maturity, trading or available for sale. Securities classified as held to maturity are carried at cost only if the Savings Bank has the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses charged to operations or stockholders' equity, respectively. The Savings Bank adopted the Statement as of October 1, 1994. In accordance with the terms of an FASB implementation guide, on December 31, 1995, the Savings Bank transferred mortgage-backed securities with an amortized cost of $7.2 million from held to maturity to available for sale. At September 30, 1997, the Company had $495,000 of investment securities and $3.5 million of mortgage-backed securities classified as available for sale and the Company's stockholders' equity reflected a net unrealized gain of $32,000.

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

         The Savings Bank has invested in a portfolio of mortgage-backed securities that are insured or guaranteed by federal agencies. Mortgage-backed securities increase the quality of the Savings Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Savings Bank.

         The following table sets forth information relating to the amortized cost and market value of the Savings Bank's mortgage-backed securities at September 30, 1997, 1996 and 1995 (including those designated as available for sale).

                                                                        September 30,
                                    ------------------------------------------------------------------------------------
                                              1997                          1996                          1995
                                    -----------------------     --------------------------     -------------------------
                                     Amortized       Market       Amortized        Market       Amortized        Market
                                        Cost         Value          Cost           Value           Cost          Value
                                    ----------     -------      -----------     ----------     ----------     ----------
                                                                        (In Thousands)
FHLMC participation certificates      $1,283        $1,276         $  348        $   339         $  397          $  396
GNMA participation certificates        2,014         2,071          3,835          3,867          6,033           6,080
FNMA participation certificates          413           424            560            573            881             888
                                      ------        ------         ------        -------         ------          ------
Total mortgage-backed
  securities                          $3,710        $3,771         $4,743         $4,779         $7,311          $7,364
                                      ======        ======         ======         ======         ======          ======

         The following table sets forth the activity in the Savings Bank's mortgage-backed securities portfolio during the periods indicated (including those designated as available for sale).

                                                                              At or For the Year
                                                                             Ended September 30,
                                                    -------------------------------------------------------------------
                                                             1997                     1996                   1995
                                                    --------------------      -------------------     -----------------
                                                                            (Dollars in Thousands)
Mortgage-backed securities
  at beginning of period                                 $4,774                  $7,311                   $8,150
Purchases                                                 3,293                     513                       --
Repayments                                                 (879)                 (1,332)                    (839)
Sales                                                    (3,450)                 (1,745)                       --
Change in unrealized gain on available
  for sale securities                                        20                      30                       --
Premium amortization                                          2                      (3)                      --
                                                          -----                   -----                   ------
Mortgage-backed securities at end
  of period(1)                                           $3,760                  $4,774                   $7,311
                                                          =====                   =====                    =====
Weighted average yield at end of
  period
                                                           6.87%                   6.63%                    6.23%
                                                           ====                    ====                     ====

(1) At September 30, 1997, $3.5 million of such securities were classified as available for sale.

         At September 30, 1997, of the $3.8 million portfolio, $247,000 was scheduled to mature in between one and five years and $3.5 million was scheduled to mature after ten years. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

         Of the $3.8 million of mortgage-backed securities, $223,000 consisted of fixed-rate and $3.5 million consisted of adjustable-rate securities.

         Investment Securities. The following table sets forth information relating to the amortized cost and market value of the Savings Bank's investment securities at the dates indicated.

                                                                           September 30,
                                  ---------------------------------------------------------------------------------------------
                                              1997                            1996                              1995
                                  --------------------------     ----------------------------      ----------------------------
                                     Amortized        Market        Amortized         Market          Amortized         Market
                                       Cost           Value            Cost            Value            Cost            Value
                                  -------------     -------      -------------     ----------      -------------     ----------
                                                                      (Dollars in Thousands)
U.S. Government agency
  obligations(1)                    $2,496       $2,486             $2,493         $2,445            $2,990         $2,995
                                     =====        =====              =====          =====             =====          =====
Weighted average yield
  at end of period                    5.82%                           5.82%                            6.16%
                                      ====                            ====                             ====


(1)      At  September  30,  1997,   $495,000  of  investment   securities  were
         classified as available for sale.

         The following table sets forth the amortized cost and market value of investment securities by contractual terms to maturity at September 30, 1997.

                                                           Amortized             Market
                                                             Cost                Value
                                                       ---------------     ---------------
                                                                (In Thousands)
One year                                                  $   --               $   --
One to five years                                          2,496                2,486
Five to ten years                                             --                   --
More than ten years                                           --                   --
                                                           -----                -----
    Total                                                 $2,496               $2,486
                                                           =====                =====

Sources of Funds

         General. Deposits are the primary source of the Savings Bank's funds for lending and other investment purposes. In addition to deposits, the Savings Bank derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They also may be used on a longer term basis for general business purposes.

         Deposits. The Savings Bank's deposits are attracted principally from within the Savings Bank's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $6.0 million at September 30, 1997. Deposit account terms vary, with the principal differences being the minimum balance required, the time period that the funds must remain on deposit and the interest rate.

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

                                                                       September 30,
                             ------------------------------------------------------------------------------------------------
                                          1997                             1996                             1995
                             ------------------------------    -----------------------------   ------------------------------
                                  Amount         Percentage        Amount        Percentage         Amount         Percentage
                             -------------      -----------    ------------     ------------   -------------      -----------
                                                                  (Dollars in Thousands)
Certificate accounts:
 4.01  -  6.00%                     $19,860           48.5%         $18,807           45.2%           $18,061           40.6%
 6.01  -  8.00%                      13,216           32.2           14,997           36.0             19,530           44.0
 8.01  - 10.00%                          --             --               --             --                 53             .1
10.01  - 12.00%                          --             --               --             --                 22             .1
                                    -------          -----          -------          -----            -------          -----
Total certificate accounts           33,076           80.7           33,804           81.2             37,666           84.8
                                    -------          -----          -------          -----            -------          -----

Transactions accounts:
  Passbook accounts                   1,446            3.5            1,396            3.3              1,939            4.4
  Statement savings                   2,578            6.3            2,535            6.1
  Money market accounts               2,378            5.8            2,616            6.3              4,082            9.2
  NOW accounts                        1,518            3.7            1,285            3.1                741            1.6
                                    -------          -----          -------          -----            -------          -----
Total transaction accounts            7,920           19.3            7,832           18.8              6,762           15.2
                                    -------          -----          -------          -----            -------          -----
Total deposits                      $40,996          100.0%         $41,636          100.0%           $44,428          100.0%
                                    =======          =====          =======          =====            =======          =====

         The following table sets forth the savings activities of the Savings Bank during the periods indicated.

                                                               Year Ended September 30,
                                          -----------------------------------------------------------------
                                                  1997                    1996                   1995
                                          ------------------      ------------------     ------------------
                                                                    (In Thousands)
Deposits                                       $ 34,147                 $30,928               $ 37,426
Withdrawals                                     (36,700)                (35,751)               (33,750)
                                               --------                 -------               --------
  Net increase (decrease)
    before interest credited                     (2,553)                 (4,823)                 3,676
Interest credited                                 1,913                   2,031                  1,915
                                               --------                 -------               --------
  Net increase (decrease)
   in deposits                                 $   (640)                $(2,792)              $  5,591
                                               ========                 =======               ========

         The following table shows the interest rate and maturity information for the Savings Bank's certificates of deposit at September 30, 1997.

                                                          Maturity Date
                   ------------------------------------------------------------------------------------------

                      One Year             Over               Over                Over
Interest Rate          or Less          1-2 Years          2-3 Years            3 Years              Total
-------------      -------------     -------------      --------------     ---------------      -------------

                                                      (Dollars in Thousands)
4.01 - 6.00%          $15,966             $3,333             $  179               $  382           $19,860

6.01 - 8.00%            3,209              4,114              4,433                1,460            13,216
                      -------             ------             ------               ------           -------

     Total            $19,175             $7,447             $4,612               $1,842           $33,076
                      =======             ======             ======               ======           =======

         The following table sets forth the maturities of the Savings Bank's certificates of deposit having principal amounts of $100,000 or more at September 30, 1997.

Certificates of deposit maturing in quarter ending:
---------------------------------------------------
                                                        (In Thousands)

December 31, 1997                                          $    --

March 31, 1998                                                 739

June 30, 1998                                                  110

September 30, 1998                                             314

After September 30, 1998                                     2,566
                                                             -----

Total certificates of deposit
  with balances of $100,000
  or more                                                   $3,729

         Borrowings. The Savings Bank's other sources of funds include advances from the FHLB of Cincinnati. As a member of the FHLB of Cincinnati, the Savings Bank is required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own interest rate, which may be fixed or variable, and a range of maturities. The FHLB of Cincinnati may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. At September 30, 1997, the Savings Bank had a $6.0 million line of credit with the FHLB of Cincinnati. As of such date the Savings Bank had $1.1 million of advances from the FHLB of Cincinnati.

         The following table sets forth the maximum month-end balance and average balance of the Savings Bank's FHLB advances during the periods indicated.

                                                               Year Ended September 30,
                                         -------------------------------------------------------------------
                                                  1997                    1996                    1995
                                         -------------------      -------------------     ------------------
                                                                (Dollars in Thousands)
Maximum balance                                $3,763                    $3,658                  $1,708
Average balance                                 1,789                     1,313                     720
Weighted average interest
  rate of FHLB advances                          5.65%                     5.48%                   5.97%

         The following table sets forth certain information as to the Savings Bank's FHLB advances at the dates indicated.

                                                                       September 30,
                                                ----------------------------------------------------------
                                                      1997                   1996                  1995
                                                ---------------     --------------------      ------------
                                                                   (Dollars in Thousands)

FHLB advances                                       $1,049                   $3,653                $194
Weighted average interest
  rate of FHLB advances                               5.69%                    5.46%               5.65%

Employees

         The Savings Bank had 11 full-time employees and four part-time employees at September 30, 1997. None of these employees is represented by a collective bargaining agreement, and the Savings Bank believes that it enjoys good relations with its personnel.

Competition

         The Savings Bank faces strong  competition both in attracting  deposits and making real estate loans. Its most direct competition for deposits historically has come from other savings associations, credit unions and commercial banks located in the greater Cincinnati area, including many large financial institutions that have greater financial and marketing resources available to them. In addition, during times of high interest rates, the Savings Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of the Savings Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. As of September 30, 1997, it was estimated that the Savings Bank held approximately 1.6% of total thrift deposits within Hamilton County, Ohio and 0.2% of total thrift and bank deposits within such county.

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

         Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company that holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet a qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Savings Bank - Federal Regulation - Qualified Thrift Lender Test."

         If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Savings Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Savings Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof that is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

         Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity that controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies that are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same as, or at least as favorable to, the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate that engages only in activities that are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates that are subsidiaries of the savings institution.

         In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as those offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1997, the Savings Bank was in compliance with the above restrictions.

         Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof that is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

         The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution that operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

         The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") amended provisions of the Bank Holding Company Act of 1956 to specifically authorize the Federal Reserve Board to approve an application by a bank holding company to acquire control of a savings institution. FIRREA also authorized a bank holding company that controls a savings institution to merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank that is a member of the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, with the approval of the appropriate federal banking agency and the Federal Reserve Board. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

The Savings Bank - Federal Regulation

         General. The OTS has extensive authority over the operations of savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. Such regulation and supervision is intended primarily for the protection of depositors.

         Although the investment and lending authority of the Savings Bank is prescribed by Ohio laws and regulations, many federal laws and regulations also apply to state chartered savings associations. Certain of the investment and lending authorities for federally chartered savings associations were amended significantly and made applicable to state chartered savings associations by FIRREA.

         The OTS's enforcement authority over all savings institutions was enhanced substantially by FIRREA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. FIRREA increased the amount of and grounds for civil money penalties significantly.

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

         Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes -- "well capitalized," "adequately capitalized" and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Effective January 1, 1997, assessment rates for both SAIF-insured institutions and BIF-insured institutions ranged from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. In addition, an additional assessment of 6.4 basis points and 1.3 basis points is added to the regular SAIF-assessment and the regular BIF-assessment, respectively, until December 31, 1999 in order to cover Financing Corporation debt service payments.

         Both the SAIF and the BIF are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved the required reserve ratio, and as a result, the FDIC reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average premium previously paid by savings institutions. Banking legislation was enacted September 30, 1996 to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions. The legislation provided that all insured depository institutions with SAIF-assessable deposits as a March 31, 1995 pay a special one-time assessment to recapitalize the SAIF. Pursuant to this legislation, the FDIC promulgated a rule that established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF-assessable deposits held by affected institutions as of March 31, 1995. Based upon its level of SAIF deposits as of March 31, 1995, the Savings Bank paid a special assessment of $289,000. The assessment was accrued in the quarter ended September 30, 1996.

         Another component of the SAIF recapitalization plan provides for the merger of the SAIF and the BIF on January 1, 1999, provided that no insured depository institution is a savings association on that date. If legislation is enacted which requires the Savings Bank to convert to a bank charter, the Company would become a bank holding company subject to the more restrictive activity limits imposed on bank holding companies unless special grandfather provisions are included in such legislation. The Company does not believe that its activities would be materially affected in the event that it was required to become a bank holding company.

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

         Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all of the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Savings Bank had no goodwill or other intangible assets at September 30, 1997. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Savings Bank's regulatory capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets.

         In determining compliance with the risk-based capital requirement, a savings institution may include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one-to-four family residences and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and single-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

         At September 30, 1997, the Savings Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 8.9, 8.9% and 19.7%, respectively.

         A savings institution that is not in capital compliance or that otherwise is deemed to require more than normal supervision is subject to restrictions on its ability to grow pursuant to Regulatory Bulletin 3a-1. In addition, a provision of HOLA generally provides that the Director of OTS must restrict the asset growth of savings institutions not in regulatory capital compliance, subject to a limited exception for growth not exceeding interest credited.

         A savings institution that is not in capital compliance also is automatically subject to the following: (i) new directors and senior executive officers and employment contracts for senior executive officers must be approved by the OTS in advance; (ii) the savings institution may not accept or renew any brokered deposits; (iii) the savings institution is subject to higher OTS assessments as a capital-deficient institution; and (iv) the savings institution may not make any capital distributions without prior written approval.

         Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease-and-desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

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

         Prompt Corrective Action. Under Section 38 of the FDIA, as added by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk- based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

         An institution generally must file a written capital restoration plan that meets specified requirements with an appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency.

         An institution that is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guarantee shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution that fails to submit a written capital restoration plan within the requisite period, including any required performance guarantee(s), or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA, which are applicable to significantly undercapitalized institutions.

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

         At September 30, 1997, the Savings Bank was deemed a "well capitalized" institution for purposes of the above regulations and as such was not subject to the above mentioned restrictions.

         Safety and Soundness. FDICIA requires each federal banking regulatory agency to prescribe, by regulation or guideline, standards for all insured depository institutions and depository institution holding companies relating to
(i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. The compensation standards would prohibit employment contracts or other compensatory arrangements that provide excess compensation, fees or benefits or that could lead to material financial loss. In addition, each federal banking regulatory agency must prescribe, by regulation or guideline, standards relating to asset quality, earnings and stock valuation as the agency determines to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS, adopted final rules and proposed guidelines concerning standards for safety and soundness required to be prescribed by regulation pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems,
(b) internal audit systems, (c) loan documentation, (d) credit underwriting, (e) interest rate exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the proposed asset quality and earnings standards, the Savings Bank would be required to establish and maintain systems to (i) identify problem assets and prevent deterioration in those assets, and (ii) evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital reserves. Finally, the proposed compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. If a savings institution fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan within 30 days to the OTS specifying the steps it will take to correct the deficiency. In the event that a savings institution fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the federal banking agency, Section 39 of the FDIA provides that the OTS must order the institution to correct the deficiency and may (1) restrict asset growth; (2) require the savings institution to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the savings institution may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. The Savings Bank believes that it has been and will continue to be in compliance with each of the standards as they have been adopted by the OTS.

         Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At September 30, 1997, the Savings Bank's liquidity ratio was 10.7%.

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

         Tier 2 institutions, which are institutions that before and after the proposed distribution meet or exceed their minimum capital requirements, may make capital distributions up to 75% of their net income over the most recent four-quarter period.

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

         At September 30, 1997, the Savings Bank was a Tier 1 institution for purposes of this regulation.

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

         Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Cincinnati; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1997, the qualified thrift investments of the Savings Bank were approximately 99.0% of its portfolio assets.

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

         As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1997, the Savings Bank had $461,000 in FHLB stock, which was in compliance with this requirement.

         As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended September 30, 1997, dividends paid by the FHLB of Cincinnati to the Savings Bank amounted to $31,000, compared to $29,000 during the same period in the prior year.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts). As of September 30, 1997, no reserves were required to be maintained on the first $4.3 million of transaction accounts, reserves of 3% were required to be maintained against the next $52.0 million of net transaction accounts (with such dollar amounts subject to adjustment by the Federal Reserve Board), and a reserve of 10% (which is subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

         The Savings Bank is required by Ohio law and regulations to comply with certain reserve and net worth requirements. Currently, Ohio-chartered savings institutions are required to establish and maintain a reserve for the absorption of bad debts and other losses in an amount at least equal to 3% of the institutions's deposit account balance. For purposes of complying with this reserve requirement, such savings institutions are able to include the amount of any permanent stock issued and outstanding, contributed surplus, undivided profits, specific loss or valuation reserves and any other nonwithdrawable accounts. In addition, Ohio-chartered savings institutions which are rated a composite one under the Uniform Financial Institutions Rating System are required to establish and maintain a ratio of net worth to total assets of not less than 3%. All other Ohio-chartered savings institutions are required to have a ratio of net worth to total assets of not less than 4%. Net worth shall consist of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus), minority interests in the equity capital accounts of consolidated subsidiaries and subordinated debentures (in varying amounts and percentages). At September 30, 1997, the Savings Bank was in compliance with applicable reserve and net worth requirements.

         Ohio law and regulations also restrict the lending and investment authority of Ohio- chartered savings institutions. Such laws and regulations restrict the amount an Ohio- chartered savings institution can lend to any one borrower to an amount which, in the aggregate, does not exceed the lesser of (i) 10% of the association's withdrawable accounts or (ii) the sum of the association's capital and surplus. Notwithstanding the foregoing, Ohio law permits any such institution to lend to any one borrower an aggregate amount not exceeding $500,000.

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

         The investment authority of Ohio-chartered savings institutions is broader in many respects than that of federally chartered savings institutions. However, since the enactment of FIRREA, state-chartered savings institutions, such as the Savings Bank, are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or in an amount that is not permitted for a federally chartered savings and loan association. This prohibition applies to equity investments in real estate, investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At September 30, 1997, the Savings Bank had no investments subject to the foregoing prohibition.

         Furthermore, a state-chartered savings institution may not engage as principal in any activity not permitted for federal institutions unless the FDIC has determined that such activity would pose no significant risk to the affected deposit insurance fund and the institution is in compliance with the capital standards prescribed under FIRREA. When certain activities are permissible for a federal institution, the state institution may engage in the activity in a higher amount if the FDIC has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the association meets its capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At September 30, 1997, the Savings Bank had no investments that were affected by the foregoing limitations.

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


                                    TAXATION

Federal Taxation

         General. The Company and the Savings Bank are subject to the generally applicable corporate tax provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and the Savings Bank is subject to certain additional provisions of the Code that apply to thrifts and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive discussion of the tax rules applicable to the Savings Bank.

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

         Under recently enacted legislation, however, the PTI Method was repealed. If an institution is not a "large" thrift institution, i.e., the quarterly average of the institution's total assets or of the consolidated group of which it is a member exceeds $500 million for the year, the institution will continue to be permitted to use the Experience Method. In addition, the institution is required to recapture (i.e., take into income) over a multi-year period its "applicable excess reserves," i.e., the balance of its reserve for losses on qualifying loans and nonqualifying loans, as of the close of its last tax year beginning before January 1, 1996, over the greater of (a) balance of such reserves as of December 31, 1987 or (b) in the case of an institution that is not a "large" thrift institution, an amount that would have been the balance of such reserves as of the close of its last tax year beginning before January 1, 1996, had the institution always computed the additions to its reserves using the experience method. The institution would not be required to recapture its supplemental reserves or its pre-1988 reserves, even if the institution later became a supplemental reserves or its pre- 1988 reserves, even if the institution later became a "large" bank. Under the legislation, such recapture requirements would be suspended for each of two successive taxable years beginning January 1, 1997 if the principle amount of residential loans made by the institution during each such year is not less than the average of the principal amounts of such loans made by the institution during its six taxable years preceding January 1, 1996. As of June 30, 1997, the Savings Bank's bad debt reserve subject to recapture over a six-year period totaled approximately $80,000.

         If the  Savings  Bank ceases to qualify as a "bank" (as defined in Code
Section 581) or converts to a credit union, then the pre-1988 reserves and supplemental reserves are restored to income ratably over a six-year period, beginning in the tax year in which the association no longer qualifies as a bank. The balance of the pre-1988 reserve also are subject to recapture in the case of certain excess distributions to (including distributions on liquidation and dissolution), or redemptions of stockholders.

         Distributions. If the Savings Bank distributes cash or property to its stockholders, and the distribution is treated as being from its accumulated bad debt reserves, then the distribution will cause the Savings Bank to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-dividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

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

         Net Operating Loss Carryovers. For taxable years beginning after August 5, 1997, a financial institution may carry back net operating losses ("NOLs") to the two preceding taxable years and carry forward and deduct from taxable income for the 20 succeeding taxable years. At September 30, 1997, the Savings Bank had no NOL carryforwards for federal income tax purposes.

         Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum rate of 34%. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

         Other Matters. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals currently are not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Savings Bank.

         The Savings Bank's federal income tax returns have not been audited by the Internal revenue Service ("IRS") in recent years and its federal income tax returns for the tax years ended September 30, 1996, 1995 and 1994 are open under the statute of limitations and are subject to review by the IRS.

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

         The Savings Bank is subject to an Ohio franchise tax based on its equity capital plus certain reserve amounts. Total capital for this purpose is reduced by certain exempted assets. The resultant net taxable value was taxed at a rate of 1.5% for 1997.

Item 2.  Properties.

         At September 30, 1997, Kenwood conducted its business from its headquarters and main office in Cincinnati, Ohio and one loan origination office located in Cincinnati, Ohio. The following table sets forth the net book value (including leasehold improvement, furnishings and equipment) and certain other information with respect to the offices of Kenwood at September 30, 1997.

                                                                                 Net Book
                                                                                 Value of                 Amount of
            Description/Address                      Leased/Owned                Property                  Deposits
-----------------------------------------      ---------------------      --------------------     ----------------------
                                                                                           (In Thousands)
7711 Montgomery Road
Cincinnati, Ohio  45236                                 Owned                          $339                      $40,996

10999 Reed Hartman Highway
Cincinnati, Ohio  45242                                 Leased                           10                           --
                                                                                       ----                       ------
(loan origination office)

  Total                                                                                $349                      $40,996
                                                                                       ====                      =======

Item 3.  Legal Proceedings.

         The Company is not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         Not applicable.

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The  information   required  herein,  to  the  extent  applicable,   is
incorporated by reference from page 57 of the Company's 1997 Annual Report to Stockholders ("1997 Annual Report").

Item 6.  Selected Financial Data.

         The information required herein is incorporated by reference from pages four to six of the 1997 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations.

         The information required herein is incorporated by reference from pages seven to 22 of the 1997 Annual Report.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

         The information required herein is incorporated by reference from pages eight to 12 of the 1997 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

         The information required herein is incorporated by reference from pages four to six and 23 to 56 of the 1997 Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure.

         Not applicable.

PART III.

Item 10.  Directors and Executive Officers of the Registrant.

         The information required herein is incorporated by reference from pages four to eight of the Company's definitive proxy statement to be filed within 120 days of the Company's fiscal year end (September 30, 1997) (the "Definitive Proxy Statement").

Item 11.  Executive Compensation.

         The information required herein is incorporated by reference from pages nine to 13 of the Company's Definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required herein is incorporated by reference from pages two to four of the Company's Definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

         The information required herein is incorporated by reference from page 13 of the Company's Definitive Proxy Statement.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)  Documents Filed as Part of this Report

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

              Reports of Independent Certified Public Accountants
              Consolidated Statement of Financial Condition as of September 30,
                1997 and 1996
              Consolidated Statements of Income for the Fiscal Periods Ended
                 September 30, 1997, 1996 and 1995
              Consolidated Statements of Shareholders' Equity for the Fiscal
                 Periods Ended September 30, 1997, 1996 and 1995
              Consolidated  Statements of Cash Flows for the Fiscal  Periods
                 ended September 30, 1997, 1996 and 1995
              Notes to Consolidated Financial Statements

         (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.                                        Description
-----------       --------------------------------------------------------------
 2.1                Plan of Conversion and Agreement and Plan of Reorganization(1/)
 3.1                Certificate of Incorporation of Kenwood Bancorp, Inc.(1/)
 3.2                Bylaws of Kenwood Bancorp, Inc.(1/)
 4.1                Specimen Stock Certificate of Kenwood Bancorp, Inc.(1/)
10.1                1992 Stock Incentive Plan(1/)
10.2                1992 Directors' Stock Option Plan(1/)
10.3                1992 Management Recognition Plan(1/)
10.4                Kenwood Bancorp, Inc. Employee Stock Ownership Plan and Trust(1/)
13.0                1997 Annual Report to Stockholders, specified portion (pp. four to 57) of the Company's Annual Report to Stockholders for the year ended
                    September 30, 1997.
21.0                Subsidiaries of the Registrant - Reference is made to "Item 1. Business"
                    for the required information
23.0                Consent of Clark, Schaefer, Hackett & Co.
27.0                Financial Data Schedule

(1/) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-2698) filed by the Company with the Securities and Exchange Commission ("SEC") on March 22, 1996, as subsequently amended.


         (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            KENWOOD BANCORP, INC.



                                            By:    /s/ Thomas W. Burns
                                                   -----------------------------
                                                   Thomas W. Burns
                                                   Executive Vice President and
                                                     Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Robert P. Isler                                     December 18, 1997
-------------------------------
Robert P. Isler
President and Chairman of the
 Board


/s/ Thomas W. Burns                                     December 18, 1997
------------------------------
Thomas W. Burns
Executive Vice President and
 Chief Executive Officer
 (principal executive and
 financial officer)


/s/ Richard C. Kent                                     December 18, 1997
------------------------------
Richard C. Kent
Director

/s/ Donald G. Ashcraft                                  December 18, 1997
------------------------------
Donald G. Ashcraft
Director


/s/ P. Lincoln Mitchell                                 December 18, 1997
------------------------------
P. Lincoln Mitchell
Secretary and Director


/s/ James N. Murphy                                     December 18, 1997
--------------------------------------
James N. Murphy
Director