Form 10QSB
period 1997-12-31
KENWOOD BANCORP INC
filed 1998-02-17
CIK 1011142

FORM 1O-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended         December 31, 1997


                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from               to

                         Commission File Number 0-20907

                             KENWOOD BANCORP, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                   31-1457996
--------------------------------------------------------------------------------
   (State or other jurisdiction or                     (IRS Employer
   incorporation or organization)                    Identification Number)

        7711 Montgomery Road
          Cincinnati, Ohio                                   45236
--------------------------------------------------------------------------------
        (Address of principal                               (Zip Code)
          executive office)

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

As of February 10, 1998, the latest practicable date, 295,133 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                              KENWOOD BANCORP, INC.

                                      Index


                                                                     Page
                                                                     ----

PART I            FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition        3

                  Consolidated Statements of Income                     4

                  Consolidated Statements of Cash Flows                 5

                  Notes to Consolidated Financial Statements            6

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                            8


PART II           OTHER INFORMATION                                    11


SIGNATURES                                                             12

                                            KENWOOD BANCORP INC.
                                      STATEMENTS OF FINANCIAL CONDITION
                                               (in Thousands)



                                                                              December 31     September 30,
                                                                                  1997             1997
                                                                                --------         --------
                                                                               (unaudited)
              ASSETS
Cash and due from banks ................................................        $    441              367
Interest bearing deposits in other financial institutions ..............           1,650            1,015
                                                                                --------         --------
               Cash and cash equivalents ...............................           2,091            1,382
Certificates of deposit in other financial institutions ................              95              380
Investment securities at amortized cost, approximate market
     value of $1,984 and $1,991 as of December 31, 1997
     and September 30, 1997 ............................................           1,997            1,997
Investment securities - available for sale, amortized cost
      of $499 and $499 as of December 31, 1997
     and September 30, 1997 ............................................             497              495
Mortgage-backed securities at cost, approximate market
     value of $232 and $234 as of December 31, 1997
     and September 30, 1997 ............................................             221              223
Mortgage-backed securities available for sale, amortized cost of $3,078 and $3,487 as of December 31, 1997
     and September 30, 1997 ............................................           3,137            3,537
Loans receivable .......................................................          38,171           36,220
Loans held for sale - at lower of cost or market .......................           1,071            1,525
Property and equipment, net ............................................             340              349
Federal Home Loan bank stock - at cost .................................             469              461
Accrued interest receivable:
     Loans .............................................................             159              174
     Mortgage-backed securities ........................................              24               27
     Investment securities .............................................              56               20
Prepaid expenses and other assets ......................................              27               57
Prepaid federal income taxes ...........................................            --                 15
                                                                                --------         --------

                                                                                $ 48,355           46,862
                                                                                ========         ========

                                            KENWOOD BANCORP INC.
                                      STATEMENTS OF FINANCIAL CONDITION
                                               (in Thousands)
                                                (continued)



                                                                              December 31     September 30,
                                                                                  1997             1997
                                                                                --------         --------
                                                                               (unaudited)

              LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits ...............................................................        $ 41,254           40,996
Advances from the Federal Home Loan Bank ...............................           2,035            1,049
Accounts payable on mortgage loans services for others .................              60               12
Advances by borrowers for taxes and insurance ..........................             339              231
Other liabilities ......................................................             106               96
Accrued federal income taxes ...........................................              17             --
Deferred federal income taxes ..........................................             122              119
                                                                                --------         --------
               Total liabilities .......................................          43,933           42,503
                                                                                --------         --------

Commitments ............................................................            --               --

Stockholders' equity
     Preferred stock - authorized 1,000,000 shares of $.01 par
        value, none issued .............................................            --               --
     Common stock - authorized 4,000,000 shares of $.01 par
        value; 295,133 shares issued and outstanding ...................               3                3
     Additional paid in capital ........................................           1,771            1,771
     Retained earnings - substantially restricted ......................           2,739            2,685
     Shares acquired by Management Recognition Plan ....................             (17)             (17)
     Less unearned ESOP shares .........................................            (113)            (115)
     Unrealized gain on available for sale securities, net of income tax              39               32
                                                                                --------         --------
               Total stockholders' equity ..............................           4,422            4,359
                                                                                --------         --------

                                                                                $ 48,355           46,862
                                                                                ========         ========

                                                - 3 -

                              KENWOOD BANCORP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                              Three Months ended
                                                                  December 31
                                                               1997         1996
                                                               ----         ----
Interest income
      Loans ..........................................         $741          687
      Mortgage-backed securities .....................           59           82
      Investment securities ..........................           45           44
      Interest bearing deposits and other ............           31           50
                                                               ----         ----
         Total interest income .......................          876          863

Interest expense
      Deposits .......................................          579          593
      Borrowings .....................................           27           34
                                                               ----         ----
         Total interest expense ......................          606          627
                                                               ----         ----

         Net interest income .........................          270          236

Provision for losses on loans ........................          --          --
                                                               ----         ----
         Net interest income after provision
             for losses on loans .....................          270          236
                                                               ----         ----

Other income
      Gain on sale of mortgage loans .................          104          116
      Gain on sale of investments ....................          --          --
      Other operating ................................            6            5
                                                               ----         ----
                                                                110          121
                                                               ----         ----

General, administrative and other expenses
      Employee compensation and benefits .............          144          126
      Occupancy and equipment ........................           32           34
      Federal deposit insurance premiums .............           10           22
      Franchise taxes ................................           13           11
      Other ..........................................           74           63
                                                               ----         ----
         Total general, administrative and
             other expenses ..........................          273          256
                                                               ----         ----

         Income before income taxes ..................          107          101

Federal income taxes
      Current ........................................           33           29
      Deferred .......................................          --          --
                                                               ----         ----
                                                                 33           29
                                                               ----         ----

         Net income ..................................         $ 74           72
                                                               ====         ====

         Earnings per share
             Basic ...................................         $0.26        0.25
                                                               ====         ====
             Diluted .................................         $0.25        0.24
                                                               ====         ====

                                        KENWOOD BANCORP INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the three months ended December 31,
                                           (In thousands)
                                             (Unaudited)

                                                                                 1997         1996
                                                                               -------      -------
Cash flows from operating activities:
     Net income for the period ...........................................     $    74           72
     Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
            Depreciation and amortization ................................           8           13
            Amortization of ESOP .........................................           2         --
            Loans disbursed for sale in the secondary market .............      (7,214)      (2,590)
            Proceeds from sale of loans in the secondary market ..........       7,773        2,735
            Gain on sale mortgage loans ..................................        (104)        (117)
            Gain on sale of investments ..................................        --           --
            Federal Home Loan Bank dividends .............................          (8)          (7)
            Increase (decrease) in cash due to changes in:
                Deferred loan costs ......................................          (7)           6
                Accrued interest receivable ..............................         (18)           8
                Prepaid expenses and other assets ........................          30           42
                Accounts payable on mortgage loans serviced for others ...          48           25
                Other liabilities ........................................          10         (351)
                Accrued federal income taxes .............................          32           30
                                                                               -------      -------
                   Net cash provided by (used in) operating activities ...         626         (134)
                                                                               -------      -------

Cash flows provided by (used in) investing activities:
     Principal payments on loans and mortgage-backed securities ..........       1,187        1,522
     Loan disbursements ..................................................      (2,721)      (2,265)
     Proceeds from sale of loans .........................................        --          8,322
     Purchase of mortgage-backed securities - available for sale .........        --         (3,293)
     Purchase of office premises and equipment ...........................        --             (7)
     Decrease in certificates of deposit in other financial institutions .         285         --
                                                                               -------      -------
                   Net cash provided by (used in) investing activities ...      (1,249)       4,279
                                                                               -------      -------

                                        KENWOOD BANCORP INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the three months ended December 31,
                                           (In thousands)
                                             (Unaudited)

                                                                                 1997         1996
                                                                               -------      -------
Cash flows provided by (used in) financing activities:
     Net increase (decrease) in deposits .................................         258         (662)
     Borrowings from FHLB ................................................       3,000         --
     Repayment of FHLB advances ..........................................      (2,014)      (3,015)
     Advances by borrowers for taxes and insurance .......................         108           70
     Dividends paid on common stock ......................................         (20)         (20)
                                                                               -------      -------
                   Net cash provided by (used in) financing activities ...       1,332       (3,627)
                                                                               -------      -------

Net decrease in cash and cash equivalents ................................         709          518
Cash and cash equivalents - beginning of period ..........................       1,382        2,146
                                                                               -------      -------
Cash and cash equivalents - end of period ................................     $ 2,091        2,664
                                                                               =======      =======

Supplemental  disclosure  of cash flow  information
     Cash paid during the period for:
        Federal income taxes .............................................     $  --           --
                                                                               =======      =======

        Interest on deposits and borrowings ..............................     $   604          628
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

2.    Basis of Presentation:

      The  accompanying   unaudited   financial   statements  were  prepared  in
      accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended December 31, 1997, are not necessarily indicative of the results which may be expected for the entire fiscal year.

3.    Earnings Per Share:

      Basic earnings per share for three month periods ended December 31, 1997 and 1996, is computed based on 280,771 and 282,521 weighted average shares outstanding for Bancorp, respectively. Diluted earnings per share for the three month periods ended December 31, 1997 and 1996, is computed based on 294,661 and 296,512 weighted average shares outstanding as adjusted for stock compensation plan and for the employee stock ownership plan.

4.    Effects of Recent Accounting Pronouncements:

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost of those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net income and if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995 and therefore applied to fiscal year ended September 30, 1997. The adoption of this standard did not have a material impact on the financial statements.

      In March 1997, the FASB issued SFAS No. 128, "Earnings per Share" which will replace the current presentation on "primary" and "full diluted" earnings per share with newly defined "basic" and "diluted" earnings per share. "Basic" earnings per share will not include the dilutive effect of certain common stock equivalents on earnings. Diluted earnings per share will reflect the potential dilution of securities that could share in an enterprises earnings. The statements will require dual presentation of basic and diluted earnings per share on the income statements for all entities having complex capital structures and will be effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 was adopted for the period ending December 31, 1997. Prior year earnings per share information was restated to conform with the new pronouncement.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that (a) items of other comprehensive income be classified by their nature in a financial statement and (b) the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid in capital in the equity section of the statement of condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management is currently assessing the impact that adoption will have on the Bancorp's financial statements.

                              KENWOOD BANCORP INC.

                Management's Discussion And Analysis Of Financial
                       Condition And Results Of Operations


Discussion of Financial Condition Changes from September 30, 1997 to December 31, 1997

At December 31, 1997, the Company had total assets $48.4 million , an increase of approximately $1.5 million or 3.2% from September 30, 1997. The increase in assets due to an increase in loans receivable (including loans held for sale) which was funded by additional FHLB advances and deposit growth.

Cash and cash equivalents increased $709,000 or 51.3% during the three months ended December 31, 1997, as the repayments from mortgage-backed securities plus maturity of certificates of deposit were invested in interest bearing deposits.

Loans receivable (including loans held for sale) increased by $1.5 million or 4.0% to $39.2 million at December 31, 1997 as compared to $37.7 million at September 30, 1997. The Company has continued to see loan demand for adjustable rate loans. The Company normally sells all fixed rate one-to-four family loans originated on the secondary market. The Company sold $7.7 million of loans in the secondary market for the three months ended December 31, 1997.

The Company's investment portfolio consisting of certificates of deposits, investment securities, and mortgage-backed securities (held to maturity and available for sale). The investment portfolio decreased $685,000 or 10.3% over the level maintained at September 30, 1997. The decrease in the investment portfolio was due to the repayment of mortgage-backed securities and the maturity of certificates of deposit during the quarter ended December 31, 1997. The proceeds from the repayments and maturities were invested in interest bearing deposits.

Deposits  totaled $41.3 million at December 31, 1997, an increase of $258,000 or
 .6% from the $41.0 million of deposits at September 30, 1997. The increase in deposits is exclusively in the demand deposit accounts. The Company continues to see a reduction in certificates of deposit due to high competition for the funds and other savings vehicles available to customers. The Company does not offer special rates or terms to attract deposits unless the terms and rates are favorable for the Company for the long term. The current local market, as noted, for certificate of deposits has been competitive and the Company has priced its certificates of deposit to remain competitive with the market. Demand accounts have increased during the three months ended December 31, 1997 as the Company's new demand products, established in prior periods, continue to generate deposit growth.

The Company is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible, core and risk-based capital requirement. At December 31, 1997, the Company's tangible and core capital totaled $4.3 million or 8.8% of adjusted total assets, which exceeded the respective minimum requirements at that date of 1.5% and 3.0% by $5.7 million and $2.8 million respectively. The Company's risk-based capital totaled $4.4 million at December 31, 1997 or 18.8% of risk-weighted assets, which exceeded the 8.0% by $2.5 million.

Comparison of Operating Results for the Three Months Ended December 31, 1997 and 1996

General

Net income for the three months ended December 31, 1997 totaled $74,000, an increase of $2,000 or 1.4% from the $72,000 recorded for the three months ended December 31, 1996. The increase in net income resulted primarily from higher net interest income which was offset by an increase in operating expenses and income taxes.

Net Interest Income

Interest income on loans for the three months ended December 31, 1997 increased $54,000 or 7.9% due to an increase in the average balance of loans outstanding period-to-period. The Company sold in late November 1996, $8.2 million of adjustable rate loans, which reduced interest income for the first quarter of 1996. Interest income on mortgage-backed securities decreased $23,000 or 28.0%, due primarily to a lower average balance outstanding during the three months ended December 31, 1997 as compared to the three months ended December 31, 1996. The Company sold mortgage-backed securities to repay FHLB advances, the advances were used to fund the loan growth. Interest income on investment securities have remained relatively stable. Interest income on interest bearing deposits decreased $19,000 to $31,000 for the three months ended December 31, 1997 as compared to $50,000 for the three months ended December 31, 1996. The Company has used interest bearing deposits to fund loan growth and reductions in deposits.

Interest expense on deposits decreased $14,000 or 2.4% during the three months ended December 31`, 1997 as compared to the prior three month period. This decrease was due to a decrease in the average yield on deposits during the three month period. The decrease in the yield is due changes in the mix of deposits, an increase in lower rate demand deposit accounts and the reduction in higher rate certificates of deposit. Interest expense on borrowings decreased $7,000 as the Company had lower average balance outstanding during the three months ended December 31, 1997 as compared to the prior three month period. The proceeds from the adjustable rate loans sold in 1996 were used to repay FHLB advances in 1996.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $34,000 or 14.4% during the three months ended December 31, 1997 as compared to the three months ended December 31, 1996.

Provision for Losses on Loans

The Company's did not record a provision for losses on loans for the three month periods ended December 31, 1997 and 1996. The provision for loan losses is based on the loan portfolio characteristics, the amount of delinquent and classified loans and management's assessment of the inherent risk in lending.

Other Income

Other income decreased by $11,000 during the three months ended December 31, 1997 as compared to the three month period ended December 31, 1996. This decrease was due to the $12,000 decrease in gain on sale of mortgage loans. In November 1996 the Company sold $8.2 million in adjustable rate mortgage loans generating a net gain of $72,000. Excluding this gain, income from sale of fixed rate mortgage loans for the three months ended December 31, 1996 was $44,000. All loan sales during the three months ended December 31, 1997 are fixed rate mortgage loans. Gain on sale of fixed mortgage loan have increased $60,000 or 136.4% for the three months ended December 31, 1996. The Company has seen an increase in loans sold on the secondary market as consumer demand for fixed rate loans has increased due to the low rate environment.

General, Administrative and Other Expenses

General, administrative and other expenses increased by $17,000 or 6.6% during the three months ended December 31, 1997 as compared to the same three month period in 1996. This increase was due primarily to an increase of $18,000 or 14.3% in compensation and benefits. The increase resulted from additional costs relating to the Company's mortgage loan origination office due the higher level of loan sales for the quarter as compared to the prior quarter.

Federal Income Taxes

The provision for federal income taxes increased $4,000 during the three months ended December 31, 1997 as compared to the same period in 1996. The increase in the federal income tax was due to the higher level of taxable income during the current period. The Company's effective tax rates amounted to 30.8% and 28.7% during the three month periods ended December 31, 1997 and 1996, respectively.

                              KENWOOD BANCORP, INC.

                                     PART II



ITEM 1.       Legal Proceedings

              Not applicable


ITEM 2.       Changes in Securities

              Not applicable


ITEM 3.       Defaults Upon Senior securities

              Not applicable


ITEM 4.       Submission of Matters to a Vote of Security Holders

              Not applicable

                                                                      For        Against      Abstain     Not Voted
                                                                      ---        -------      -------     ---------
              1.  Election of Robert P. Isler                       260,195          -           100        34,838
              2.  Election of Donald G, Ashcraft                    260,195          -           100        34,838
              3.  Ratification of independent auditors              258,695        1,600         -          34,838


ITEM 5.       Other Information

              Not applicable


ITEM 6.       Exhibits and Reports on Form 8-K

               Not applicable

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






Date: February 17, 1998                       By:   /s/ THOMAS W. BURNS
                                                    -------------------
                                                    Thomas W. Burns
                                                    Executive Vice President,
                                                    Chief Executive Officer and
                                                    Chief Financial Officer