Form 10QSB
period 1998-03-31
KENWOOD BANCORP INC
filed 1998-05-14
CIK 1011142

FORM 1O-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended         March 31, 1998
                                              --------------

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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of May 10, 1998, the latest practicable date, 295,133 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                               Page 1 of 14 pages

                              KENWOOD BANCORP, INC.

                                      Index


                                                                       Page
                                                                       ----

PART I            FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition          3

                  Consolidated Statements of Income                       4

                  Consolidated Statements of Cash Flows                   5

                  Notes to Consolidated Financial Statements              6

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                              8


PART II           OTHER INFORMATION                                      13


SIGNATURES                                                               14

                                          KENWOOD BANCORP INC.
                                   STATEMENTS OF FINANCIAL CONDITION
                                             (in Thousands)

                            ASSETS

                                                                             March 31    September 30,
                                                                               1998            1997
                                                                            (unaudited)
Cash and due from banks ................................................     $    702           367
Interest bearing deposits in other financial institutions ..............        1,086         1,015
                                                                             --------        ------
              Cash and cash equivalents ................................        1,788         1,382
Certificates of deposit in other financial institutions ................         --             380
Investment securities at amortized cost,  approximate market value of $1,495 and $1,991 as of March 31, 1998
     and September 30, 1997 ............................................        1,499         1,997
Investment securities - available for sale, amortized cost
      of $500 and $499 as of March 31, 1998
     and September 30, 1997 ............................................          498           495
Mortgage-backed securities at cost, approximate market
     value of $230 and $234 as of March 31, 1998
     and September 30, 1997 ............................................          219           223
Mortgage-backed securities available for sale, amortized cost of $2,897 and $3,487 as of March 31, 1998
     and September 30, 1997 ............................................        2,944         3,537
Loans receivable .......................................................       36,223        36,220
Loans held for sale - at lower of cost or market .......................        2,595         1,525
Property and equipment, net ............................................          342           349
Federal Home Loan bank stock - at cost .................................          478           461
Accrued interest receivable:
     Loans .............................................................          174           174
     Mortgage-backed securities ........................................           20            27
     Investment securities .............................................           18            20
Foreclosed real estate .................................................           77          --
Prepaid expenses and other assets ......................................           65            57
Prepaid federal income taxes ...........................................         --              15
                                                                             --------        ------

                                                                             $ 46,940        46,862
                                                                             ========        ======

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits ...............................................................     $ 40,925        40,996
Advances from the Federal Home Loan Bank ...............................          976         1,049
Accounts payable on mortgage loans services for others .................          115            12
Advances by borrowers for taxes and insurance ..........................          223           231
Other liabilities ......................................................           92            96
Accrued federal income taxes ...........................................           23          --
Deferred federal income taxes ..........................................          119           119
                                                                             --------        ------
              Total liabilities ........................................       42,473        42,503
                                                                             --------        ------
Commitments ............................................................         --            --

                                          KENWOOD BANCORP INC.
                                   STATEMENTS OF FINANCIAL CONDITION
                                             (in Thousands)
                                              (continued)



                                                                             March 31    September 30,
                                                                               1998            1997
                                                                            (unaudited)
Stockholders' equity
     Preferred stock - authorized 1,000,000 shares of $.01 par
        value, none issued .............................................         --            --
     Common stock - authorized 4,000,000 shares of $.01 par
        value; 295,133 shares issued and outstanding ...................            3             3
     Additional paid in capital ........................................        1,771         1,771
     Retained earnings - substantially restricted ......................        2,789         2,685
     Shares acquired by Management Recognition Plan ....................          (17)          (17)
     Less unearned ESOP shares .........................................         (111)         (115)
     Unrealized gain on available for sale securities, net of income tax           32            32
                                                                             --------        ------
              Total stockholders' equity ...............................        4,467         4,359
                                                                             --------        ------

                                                                             $ 46,940        46,862
                                                                             ========        ======

                                      KENWOOD BANCORP INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                                         (In thousands)
                                           (Unaudited)


                                                     Six Months ended        Three Months ended
                                                         March 31                  March 31
                                                    1998          1997        1998         1997
                                                    ----          ----        ----         ----
Interest income
      Loans .................................     $ 1,502        1,327         761          640
      Mortgage-backed securities ............         116          206          57          124
      Investment securities .................          89           89          44           45
      Interest bearing deposits and other ...          60           81          29           31
                                                  -------        -----         ---          ---
          Total interest income .............       1,767        1,703         891          840

Interest expense
      Deposits ..............................       1,138        1,153         559          560
      Borrowings ............................          65           49          38           15
                                                  -------        -----         ---          ---
          Total interest expense ............       1,203        1,202         597          575
                                                  -------        -----         ---          ---

          Net interest income ...............         564          501         294          265
                                                  -------        -----         ---          ---

Provision for losses on loans ...............          --           --          --           --
                                                  -------        -----         ---          ---
          Net interest income after provision
             for losses on loans ............         564          501         294          265
                                                  -------        -----         ---          ---
Other income (expense)
      Gain on sale of mortgage loans ........         232          137         128           21
      Loss on sale of investments ...........          (2)        --            (2)        --
      Other operating .......................          13           10           7            5
                                                  -------        -----         ---          ---
                                                      243          147         133           26
                                                  -------        -----         ---          ---

General, administrative and other expenses
      Employee compensation and benefits ....         300          261         156          135
      Occupancy and equipment ...............          70           67          38           33
      Federal deposit insurance premiums ....          19           32           9           10
      Franchise taxes .......................          37           29          24           18
      Other .................................         161          148          87           85
                                                  -------        -----         ---          ---
          Total general, administrative and
             other expenses .................         587          537         314          281
                                                  -------        -----         ---          ---

          Income before income taxes ........         220          111         113           10

                                      KENWOOD BANCORP INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                                         (In thousands)
                                           (Unaudited)
                                           (continued)


                                                     Six Months ended        Three Months ended
                                                         March 31                  March 31
                                                    1998          1997        1998         1997
                                                    ----          ----        ----         ----

Federal income taxes
      Current ...............................          75           36          42            7
      Deferred ..............................          --           --          --           --
                                                  -------        -----         ---          ---
                                                       75           36          42            7
                                                  -------        -----         ---          ---

          Net income ........................     $   145           75          71            3
                                                  =======           ==          ==            =

          Earnings per share
             Basic ..........................     $  0.52         0.27        0.26         0.01
                                                  =======         ====        ====         ====
             Diluted ........................     $  0.51         0.26        0.26         0.01
                                                  =======         ====        ====         ====

                                         KENWOOD BANCORP INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  For the six months ended March 31,
                                            (In thousands)
                                              (Unaudited)

                                                                                 1998           1997
                                                                               --------        ------
Cash flows from operating activities:
     Net income for the period ...........................................     $    145            75
     Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
           Depreciation and amortization .................................           15            15
           Amortization of ESOP ..........................................            4             7
           Loans disbursed for sale in the secondary market ..............      (18,261)       (3,851)
           Proceeds from sale of loans in the secondary market ...........       17,423         4,675
           Gain on sale mortgage loans ...................................         (232)         (137)
           Loss on sale of investments ...................................            2          --
           Federal Home Loan Bank dividends ..............................          (17)          (15)
           Increase (decrease) in cash due to changes in:
               Deferred loan costs .......................................           (5)            9
               Accrued interest receivable ...............................            9            16
               Prepaid expenses and other assets .........................           (8)           15
               Accounts payable on mortgage loans serviced for others ....          103             4
               Other liabilities .........................................           (4)         (340)
               Accrued federal income taxes ..............................           38            28
                                                                               --------        ------
                  Net cash provided by (used in) operating activities ....         (788)          501
                                                                               --------        ------

Cash flows provided by (used in) investing activities:
     Principal payments on loans and mortgage-backed securities ..........        6,612         1,995
     Loan disbursements ..................................................       (6,072)       (4,954)
     Proceeds from sale of loans .........................................         --           8,322
     Purchase of mortgage-backed securities - available for sale .........         (492)       (3,293)
     Proceeds from sale of mortgage backed securities - available for sale          469
     Purchase of office premises and equipment ...........................          (10)          (10)
     Maturities of investment secutities - held to maturity ..............          500
     Decrease in certificates of deposit in other financial institutions .          380          --
                                                                               --------        ------
                  Net cash provided by (used in) investing activities ....        1,387         2,060
                                                                               --------        ------

Cash flows provided by (used in) financing activities:
     Net increase (decrease) in deposits .................................          (71)         (694)
     Borrowings from FHLB ................................................        4,500           500
     Repayment of FHLB advances ..........................................       (4,573)       (3,076)
     Advances by borrowers for taxes and insurance .......................           (8)          (20)
     Dividends paid on common stock ......................................          (41)          (42)
                                                                               --------        ------
                  Net cash provided by (used in) financing activities ....         (193)       (3,332)
                                                                               --------        ------

                                         KENWOOD BANCORP INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  For the six months ended March 31,
                                            (In thousands)
                                              (Unaudited)
                                             (continued)

                                                                                 1998           1997
                                                                               --------        ------
Net decrease in cash and cash equivalents ................................          406          (771)
Cash and cash equivalents - beginning of period ..........................        1,382         2,146
                                                                               --------        ------
Cash and cash equivalents - end of period ................................     $  1,788         1,375
                                                                               ========        ======
Supplemental  disclosure  of cash flow  information
Cash paid during the period for:
        Federal income taxes .............................................     $     37          --
                                                                               ========        ======
        Real estate acquired in settlement of loans ......................     $     77          --
                                                                               ========        ======
        Interest on deposits and borrowings ..............................     $  1,155         1,202
                                                                               ========        ======

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

2.    Basis of Presentation:

      The  accompanying   unaudited   financial   statements  were  prepared  in
      accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended March 31, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.

3.    Earnings Per Share:

      Basic earnings per share for the three and six month periods ended March 31, 1998 and 1997, is computed based on 280,771 and 282,521 weighted average shares outstanding for Bancorp, respectively. Diluted earnings per share for the three and six month periods ended March 31, 1998 and 1997, is computed based on 282,049 and 283,900 weighted average shares outstanding as adjusted for the stock compensation plan.

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

      In March 1997, the FASB issued SFAS No. 128, "Earnings per Share" to replace the presentation on "primary" and "full diluted" earnings per share with newly defined "basic" and "diluted" earnings per share. "Basic" earnings per share will not include the dilutive effect of certain common stock equivalents on earnings. Diluted earnings per share reflects the potential dilution of securities that could share in an enterprise's earnings. The statements requires dual presentation of basic and diluted earnings per share on the income statements for all entities having complex capital structures and is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 was adopted for the period ending December 31, 1997. Prior year earnings per share information was restated to conform with the new pronouncement.

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

                              KENWOOD BANCORP INC.

                Management's Discussion And Analysis Of Financial
                       Condition And Results Of Operations


Discussion of Financial Condition Changes from September 30, 1997 to March 31, 1998

At March 31, 1998, the Company had total assets $46.9 million, an increase of approximately $78,000 or .2% from September 30, 1997. The increase in assets was due to an increase in loans receivable (including loans held for sale) which was funded by sales and maturities of investment securities and mortgage backed securities.

Cash and cash equivalents increased $406,000 or 29.4% during the six months ended March 31, 1998, as the repayments from mortgage-backed securities plus maturity of certificates of deposit were invested in interest bearing deposits.

Loans receivable (including loans held for sale) increased by $1.1 million or 2.8% to $38.8 million at March 31, 1998 as compared to $37.7 million at September 30, 1997. The Company has continued to see loan demand for adjustable rate loans. The Company predominately sells all fixed rate one-to-four family loans originated in the secondary market. The Company sold $17.2 million of loans in the secondary market for the six months ended March 31, 1998.

The Company's investment portfolio consists of, investment securities, and mortgage-backed securities (held to maturity and available for sale). The investment portfolio decreased $1.5 million or 22.2% over the level maintained at September 30, 1997. The decrease in the investment portfolio was due to the repayment of mortgage-backed securities, the maturity of certificates of deposit and investment securities and the sale of mortgage backed securities during the six months ended March 31, 1998. The proceeds from the repayments and maturities were invested in interest bearing deposits and in the origination of mortgage loans.

Deposits totaled $40.9 million at March 31, 1998, a decrease of $71,000 or .2% from the $41.0 million of deposits at September 30, 1997. The decrease in deposits is exclusively in the certificate of deposit accounts. The Company continues to see a reduction in certificates of deposit due to high competition for the funds and other savings vehicles available to customers. The Company does not offer special rates or terms to attract deposits unless the terms and rates are favorable for the Company for the long term. The current local market, as noted, for certificate of deposits has been competitive and the Company has priced its certificates of deposit to remain competitive with the market. Demand accounts have increased during the six months ended March 31, 1998 as the Company's new demand products, established in prior periods, continue to generate deposit growth.

The Company is required to meet each of two minimum capital standards promulgated by the Office of Thrift Supervision. The capital standards generally require the maintenance of regulatory capital sufficient to meet a core and risk-based capital requirement. At March 31, 1998, the Company's core capital totaled $4.3 million or 9.2% of adjusted total assets, which exceeded the respective minimum requirements at that date of 4.0% by $2.5 million. The Company's risk-based capital totaled $4.4 million at March 31, 1998 or 19.6% of risk-weighted assets, which exceeded the 8.0% minimum requirement by $2.6 million.

Comparison of Operating Results for the Six Months Ended March 31, 1998 and 1997

General

Net income for the six months ended March 31, 1998 totaled $145,000, an increase of $70,000 or 93.3% from the $75,000 recorded for the six months ended March 31, 1997. The increase in net income resulted primarily from higher net interest income and higher gain on loan sales which was partially offset by an increase in operating expenses and income taxes.

Net Interest Income

Interest income on loans for the six months ended March 31, 1998 increased $175,000 or 13.2% due to an increase in the average balance of loans outstanding period-to-period. The Company sold in late November 1996, $8.2 million of adjustable rate loans, which reduced interest income for the first quarter of 1997. Interest income on mortgage-backed securities decreased $90,000 or 43.7%, due primarily to a lower average balance outstanding during the six months ended March 31, 1998 as compared to the six months ended March 31, 1997. The Company sold mortgage-backed securities to repay FHLB advances, the advances were used to fund the loan growth. Interest income on investment securities have remained relatively stable. Interest income on interest bearing deposits decreased $21,000 to $60,000 for the six months ended March 31, 1998 as compared to $81,000 for the six months ended March 31, 1997. The Company has used interest bearing deposits to fund loan growth.

Interest expense on deposits decreased $15,000 or 1.3% during the six months ended March 31, 1998 as compared to the prior six month period. This decrease was due to a decrease in the average yield on deposits during the six month period. The decrease in the yield is due to changes in the mix of deposits, an increase in lower rate demand deposit accounts and the reduction in higher rate certificates of deposit. Interest expense on borrowings increased $16,000 as the Company had a higher average balance outstanding during the six months ended March 31, 1998 as compared to the prior six month period. The proceeds from the adjustable rate loans sold in November 1996 were used to repay FHLB advances in 1997.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $63,000 or 12.6% during the six months ended March 31, 1998 as compared to the six months ended March 31, 1997.

Provision for Losses on Loans

The Company's did not record a provision for losses on loans for the six month periods ended March 31, 1998 and 1997. The provision for loan losses is based on the loan portfolio characteristics, the amount of delinquent and classified loans and management's assessment of the inherent risk in lending.

Other Income

Other income increased by $96,000 during the six months ended March 31, 1998 as compared to the six month period ended March 31, 1997. This increase was due to the $95,000 increase in gain on sale of mortgage loans. In November 1996 the Company sold $8.2 million in adjustable rate mortgage loans generating a net gain of $72,000. Excluding this gain, income from the sale of fixed rate mortgage loans for the six months ended March 31, 1997 was $65,000. All loan sales during the six months ended March 31, 1998 are fixed rate mortgage loans and FHA and VA secured loans. Gain on sale of fixed rate mortgage loans have increased $167,000 or 256.9% for the six months ended March 31, 1998 as compared to the six months ended March 31, 1997. The Company has seen an increase in loans sold on the secondary market as consumer demand for fixed rate loans has increased due to the low interest rate environment.

General, Administrative and Other Expenses

General, administrative and other expenses increased by $50,000 or 9.3% during the six months ended March 31, 1998 as compared to the same six month period in 1997. This increase was due primarily to an increase of $39,000 or 14.9% in compensation and benefits. The increase resulted from additional costs relating to the Company's mortgage loan origination office due to the higher level of loan sales for the six month period as compared to the prior six month period. Other general, administrative and other expenses have increased slightly including an $8,000 increase in franchise taxes and a $3,000 increase in occupancy and equipment. These increases are due to increased capital levels for franchise tax purposes and additional occupancy costs.

Federal Income Taxes

The provision for federal income taxes increased $39,000 during the six months ended March 31, 1998 as compared to the same period in 1997. The increase in the federal income tax was due to the higher level of taxable income during the current period. The Company's effective tax rates amounted to 34.0% and 32.4% during the six month periods ended March 31, 1998 and 1997, respectively.

Comparison  of  Operating  Results for the Three Months Ended March 31, 1998 and
1997

General

Net income for the three months ended March 31, 1998 totaled $71,000, an increase of $68,000 from the $3,000 in net income for the three months ended March 31, 1997. The increase was due primarily to a increase in net interest income of $29,000 and an increase in other income of $107,000 partially offset by an increase in general, administrative and other expenses of $33,000 and an increase in the provision for income taxes of $35,000.

Net Interest Income

Interest income on loans for the three months ended March 31, 1998 was $761,000 which is an increase of $121,000 as compared to the three month period ended March 31, 1997. The Company has seen an increase in average loans outstanding period to period due to the increased demand for mortgage loans. Interest income on mortgage-backed securities decreased $67,000 due to a lower level of average mortgage-backed securities during the period to $3.5 million for the six months ended March 31, 1998, from $7.5 million for the three months ended March 31, 1997. Interest income on investment securities and interest bearing deposits have remained stable between the two periods.

Interest expense on deposits totaled $559,000 for the three months ended March 31, 1998, a decrease of $1,000 as compared to the three months ended March 31, 1997. The decrease was due to the lower average deposits outstanding period to period. Interest expense on FHLB advances totaled $38,000 for the three months ended March 31, 1998, an increase of $23,000 over the same period for 1997. This increase was due to higher level of advances period to period. The Company has used FHLB advances to fund loan growth.

As a result of the above changes in interest income and interest expense, net interest income increased $29,000 or 10.9% during the three months ended March 31, 1998, as compared to the three months ended March 31, 1997.

Provision for Losses on Loans

The Company had no provision for losses on loans for the three months ended March 31, 1998 and 1997. The provision for losses on loans is based on the loan portfolio characteristics, the amount of delinquent and classified loans and management's assessment of the inherent risk in lending.

Other Income

Other income increased by $107,000 during the three months ended March 31, 1998, as compared to the same period in 1997. This increase was due to a increase in gains on sales of mortgage loans. The Company's secondary market activities have increased significantly during the current period versus the prior period, primarily as a result of the current interest rate environment and consumer demand.

General, Administrative and Other Expenses

General, administrative and other expenses increased by $33,000 or 11.7% to $314,000 for the three month period ended March 31, 1998, as compared to $281,000 for the three month period ended March 31, 1997. The increase was due primarily to a $21,000 increase in compensation and benefits due to higher salaries relating to the Company's loan origination office from the increased secondary market activity. Other general, administrative and other expenses have increased slightly including a $6,000 increase in franchise taxes and a $5,000 increase in occupancy and equipment. These increase are due to increased capital levels for franchise tax purposes and additional occupancy costs.

Federal Income Taxes

The provision for federal income taxes increased by $35,000 during the three months ended March 31, 1998, as compared to the same period in 1997, due primarily to an increase in income before taxes of $103,000.

"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
1995

In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, includes but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which the Company operates), the impact of competition for the Company's customers from other providers of financial services, the impact of governmental legislation and regulation (which changes from time to time and over which the Company has no control), and other risks detailed in this Form 10-QSB and in the Company's other Securities and Exchange Commission ("SEC") filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC.

Year 2000 Issues

As with all financial institutions, the Company's operations depend almost entirely on computer systems. The Company is addressing the potential problems associated with the possibility that the computers which control or operate the Company's operating systems, facilities and infrastructure may not be programmed to read four digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Company is working with the companies that supply or service its computer-operated or dependent systems to identify and remedy any year 2000 problems.

At this time, the Company has not identified any specific expenses which are reasonably likely to be incurred in connection with this issue and does not expect to incur significant expenses to implement corrective measures. No assurance can be given, at this time, that significant expenses will not be incurred in future periods. In the unlikely event that the Company is ultimately required to purchase replacement computer systems, programs and equipment, or that substantial expense must be incurred to make the Company's current systems, programs and equipment year 2000 compliant, the Company's net income and financial condition could be adversely affected.

In addition to possible expense related to its own systems, the Company could incur losses if loan payments are delayed due to the year 2000 problems affecting any of its significant borrowers or impairing the payroll systems of large employers in the Company's primary market area. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and its primary market area is not significantly dependent on one employer or industry, the Company does not expect any significant or prolonged difficulties that could affect net earnings or cash flow.

                              KENWOOD BANCORP, INC.

                                     PART II


ITEM 1.       Legal Proceedings

              Not applicable


ITEM 2.       Changes in Securities

              Not applicable


ITEM 3.       Defaults Upon Senior securities

              Not applicable


ITEM 4.       Submission of Matters to a Vote of Security Holders
              On January 29, 1998, the Company held its 1998 Annual Meeting of Stockholders. At the annual meeting, stockholders of the Company elected two directors of the Company and ratified the appointment of the Company's independent auditors for the year ending September 30, 1998. The votes received on such proposals were as follows:

                                                                      For        Against      Abstain     Not Voted
                                                                      ---        -------      -------     ---------
              1.  Election of Robert P. Isler                       260,195          -          100        34,838
              2.  Election of Donald G. Ashcraft                    260,195          -          100        34,838
              3.  Ratification of independent auditors              258,695        1,600        -          34,838


ITEM 5.       Other Information

              Not applicable


ITEM 6.       Exhibits and Reports on Form 8-K

              a.   Exhibit 27: Financial Data Schedule
              b.   No Form 8-K reports were filed during the quarter.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






Date May 11, 1998                              By    /s/ THOMAS W. BURNS
                                                     -------------------
                                                     Thomas W. Burns
                                                     Executive Vice President,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer