Form 10QSB
period 1998-06-30
KENWOOD BANCORP INC
filed 1998-08-11
CIK 1011142

FORM 1O-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998


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


As of August 7, 1998, the latest practicable date, 295,133 shares of the registrant's common stock, $.01 par value, were issued and outstanding.



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

                                          KENWOOD BANCORP INC.
                                   STATEMENTS OF FINANCIAL CONDITION
                                             (in Thousands)

                                                 ASSETS

                                                                            June 30      September 30,
                                                                              1998           1997
                                                                             --------      --------
                                                                           (unaudited)
Cash and due from banks ................................................     $    668           367
Interest bearing deposits in other financial institutions ..............        2,265         1,015
                                                                             --------      --------
               Cash and cash equivalents ...............................        2,933         1,382
Certificates of deposit in other financial institutions ................         --             380
Investment securities at amortized cost,  approximate market value of $1,499 and $1,991 as of June 30, 1998
     and September 30, 1997 ............................................        1,499         1,997
Investment securities - available for sale, amortized cost
      of $500 and $499 as of June 30, 1998
     and September 30, 1997 ............................................          499           495
Mortgage-backed securities at cost, approximate market
     value of $214 and $234 as of June 30, 1998
     and September 30, 1997 ............................................          205           223
Mortgage-backed securities available for sale, amortized cost of $2,862 and $3,487 as of June 30, 1998
     and September 30, 1997 ............................................        2,891         3,537
Loans receivable .......................................................       37,826        36,220
Loans held for sale - at lower of cost or market .......................          593         1,525
Property and equipment, net ............................................          357           349
Federal Home Loan bank stock - at cost .................................          486           461
Accrued interest receivable:
     Loans .............................................................          201           174
     Mortgage-backed securities ........................................           20            27
     Investment securities .............................................           46            20
Prepaid expenses and other assets ......................................           68            57
Prepaid federal income taxes ...........................................         --              15
                                                                             --------      --------

                                                                             $ 47,624        46,862
                                                                             ========      ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits ...............................................................     $ 41,575        40,996
Advances from the Federal Home Loan Bank ...............................          953         1,049
Accounts payable on mortgage loans services for others .................          118            12
Advances by borrowers for taxes and insurance ..........................          153           231
Other liabilities ......................................................           98            96
Accrued federal income taxes ...........................................           71          --
Deferred federal income taxes ..........................................          114           119
                                                                             --------      --------
               Total liabilities .......................................       43,082        42,503
                                                                             --------      --------

Commitments ............................................................         --            --

Stockholders' equity
     Preferred stock - authorized 1,000,000 shares of $.01 par
        value, none issued .............................................         --            --
     Common stock - authorized 4,000,000 shares of $.01 par
        value; 295,133 shares issued and outstanding ...................            3             3
     Additional paid in capital ........................................        1,771         1,771
     Retained earnings - substantially restricted ......................        2,873         2,685
     Shares acquired by Management Recognition Plan ....................          (17)          (17)
     Less unearned ESOP shares .........................................         (108)         (115)
     Unrealized gain on available for sale securities, net of income tax           20            32
                                                                             --------      --------
               Total stockholders' equity ..............................        4,542         4,359
                                                                             --------      --------

                                                                             $ 47,624        46,862
                                                                             ========      ========

                                          KENWOOD BANCORP INC.
                                   CONSOLIDATED STATEMENTS OF INCOME
                                             (In thousands)
                                              (Unaudited)

                                                           Nine Months ended         Three Months ended
                                                                June 30                    June 30
                                                          1998          1997         1998          1997
                                                          ----          ----         ----          ----
Interest income
      Loans ......................................      $ 2,253         1,999          751          672
      Mortgage-backed securities .................          168           330           52          124
      Investment securities ......................          127           134           38           45
      Interest bearing deposits and other ........           95           101           35           20
                                                        -------       -------      -------      -------
         Total interest income ...................        2,643         2,564          876          861

Interest expense
      Deposits ...................................        1,707         1,717          569          564
      Borrowings .................................           79            81           14           32
                                                        -------       -------      -------      -------
         Total interest expense ..................        1,786         1,798          583          596
                                                        -------       -------      -------      -------

         Net interest income .....................          857           766          293          265

Provision for losses on loans ....................         --            --           --           --
                                                        -------       -------      -------      -------
         Net interest income after provision
             for losses on loans .................          857           766          293          265
                                                        -------       -------      -------      -------

Other income (expense)
      Gain on sale of mortgage loans .............          388           163          156           26
      Gain on sale of foreclosed real estate .....           12          --             12         --
      Loss on sale of investments ................           (2)         --           --           --
      Other operating ............................           18            14            5            4
                                                        -------       -------      -------      -------
                                                            416           177          173           30
                                                        -------       -------      -------      -------

General, administrative and other expenses
      Employee compensation and benefits .........          463           373          163          112
      Occupancy and equipment ....................          108            98           38           31
      Federal deposit insurance premiums .........           29            42           10           10
      Franchise taxes ............................           55            51           18           22
      Other ......................................          245           221           84           73
                                                        -------       -------      -------      -------
         Total general, administrative and
             other expenses ......................          900           785          313          248
                                                        -------       -------      -------      -------

         Income before income taxes ..............          373           158          153           47

Federal income taxes
      Current ....................................          123            47           48           11
      Deferred ...................................         --            --           --           --
                                                        -------       -------      -------      -------
                                                            123            47           48           11
                                                        -------       -------      -------      -------

         Net income ..............................      $   250           111          105           36
                                                        =======       =======      =======      =======

         Earnings per share
             Basic ...............................      $  0.89          0.39         0.37         0.13
                                                        =======       =======      =======      =======
             Diluted .............................      $  0.88          0.39         0.37         0.13
                                                        =======       =======      =======      =======


                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the nine months ended June 30, KENWOOD BANCORP INC.
                                            (In thousands)
                                              (Unaudited)

                                                                                1998          1997
                                                                              --------      --------
Cash flows from operating activities:
    Net income for the period ...........................................     $    250           111
    Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
           Depreciation and amortization ................................           25            24
           Amortization of ESOP .........................................            7            14
           Loans disbursed for sale in the secondary market .............      (24,286)       (5,427)
           Proceeds from sale of loans in the secondary market ..........       25,606         6,262
           Gain on sale mortgage loans ..................................         (388)         (163)
           Gain on sale of foreclosed real estate .......................          (12)         --
           Loss on sale of investments ..................................            2          --
           Federal Home Loan Bank dividends .............................          (25)          (23)
           Increase (decrease) in cash due to changes in:
              Deferred loan costs .......................................           10            11
              Accrued interest receivable ...............................          (46)          (41)
              Prepaid expenses and other assets .........................          (11)           19
              Accounts payable on mortgage loans serviced for others ....          106           102
              Other liabilities .........................................            2          (328)
              Accrued federal income taxes ..............................           86            46
                                                                              --------      --------
                 Net cash provided by (used in) operating activities ....        1,326           607
                                                                              --------      --------

Cash flows provided by (used in) investing activities:
    Principal payments on loans and mortgage-backed securities ..........       12,572         3,853
    Loan disbursements ..................................................      (13,328)       (8,605)
    Proceeds from sale of loans .........................................         --           8,322
    Purchase of mortgage-backed securities - available for sale .........         (766)       (3,293)
    Proceeds from sale of mortgage backed securities - available for sale          469          --
    Purchase of office premises and equipment ...........................          (34)          (17)
    Proceeds from sale of foreclosed real estate ........................           89          --
    Maturities of investment secutities - held to maturity ..............          500          --
    Decrease in certificates of deposit in other financial institutions .          380          --
                                                                              --------      --------
                 Net cash provided by (used in) investing activities ....         (118)          260
                                                                              --------      --------

Cash flows provided by (used in) financing activities:
    Net increase (decrease) in deposits .................................          579        (1,125)
    Borrowings from FHLB ................................................        4,500         3,200
    Repayment of FHLB advances ..........................................       (4,596)       (3,090)
    Advances by borrowers for taxes and insurance .......................          (78)          (93)
    Dividends paid on common stock ......................................          (62)          (62)
                                                                              --------      --------
                 Net cash provided by (used in) financing activities ....          343        (1,170)
                                                                              --------      --------

Net decrease in cash and cash equivalents ...............................        1,551          (303)
Cash and cash equivalents - beginning of period .........................        1,382         2,146
                                                                              --------      --------
Cash and cash equivalents - end of period ...............................     $  2,933         1,843
                                                                              ========      ========

Supplemental  disclosure  of cash flow  information
    Cash paid during the period for:
        Federal income taxes ............................................     $     37          --
                                                                              ========      ========

        Real estate acquired in settlement of loans .....................     $     77          --
                                                                              ========      ========

        Interest on deposits and borrowings .............................     $  1,799         1,795
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

2.    Basis of Presentation:

      The  accompanying   unaudited   financial   statements  were  prepared  in
      accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month period ended June 30, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.

3.    Earnings Per Share:

      Basic earnings per share for the three and nine month periods ended June 30, 1998 and 1997, is computed based on 280,771 and 282,521 weighted average shares outstanding for Bancorp, respectively. Diluted earnings per share for the three and nine month periods ended June 30, 1998 and 1997, is computed based on 282,049 and 283,900 weighted average shares outstanding as adjusted for the stock compensation plan.


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

                              KENWOOD BANCORP INC.

                Management's Discussion And Analysis Of Financial
                       Condition And Results Of Operations


Discussion of Financial  Condition  Changes from  September 30, 1997 to June 30,
1998

At June 30, 1998, the Company had total assets of $47.6 million , an increase of approximately $762,000 or 1.6% from September 30, 1997. The increase in assets was due to an increase in loans receivable which was funded by sales and maturities of investment securities and mortgage backed securities as well as an increase in deposits.

Cash and cash equivalents increased $1.6 million or 112.2% during the nine months ended June 30, 1998, as the repayments from mortgage-backed securities, proceeds from sale of mortgage loans and new savings deposits were temporarily invested in interest bearing deposits.

Loans receivable (including loans held for sale) increased by $674,000 or 1.8% to $38.4 million at June 30, 1998 as compared to $37.7 million at September 30, 1997. The Company has continued to see limited loan demand for adjustable rate loans. The Company predominately sells, in the secondary market, all fixed rate one-to-four family loans originated. The Company sold $25.2 million of loans in the secondary market for the nine months ended June 30, 1998.

The Company's investment portfolio consists of, certificates of deposits in other financial institutions, investment securities, and mortgage-backed securities (held to maturity and available for sale). The investment portfolio decreased $1.5 million or 23.1% from the level maintained at September 30, 1997. The decrease in the investment portfolio was due to the repayment of mortgage-backed securities, the maturity of certificates of deposit and investment securities and the sale of mortgage backed securities during the nine months ended June 30, 1998. The proceeds from the repayments and maturities were invested in interest bearing deposits and in the origination of mortgage loans.

Deposits totaled $41.6 million at June 30, 1998, an increase of $579,000 or 1.4% from the $41.0 million of deposits at September 30, 1997. The increase in deposits was through all deposit types. The Company does not offer special rates or terms to attract deposits unless the terms and rates are favorable for the Company for the long term. The current local market, as noted in prior quarters, for certificate of deposits has been competitive and the Company has priced its certificates of deposit to remain competitive with the market. Demand accounts have increased during the nine months ended June 30, 1998 as the Company's new demand products, established in prior periods, continue to generate deposit growth.

The Company is required to meet each of two minimum capital standards promulgated by the Office of Thrift Supervision. The capital standards generally require the maintenance of regulatory capital sufficient to meet a core and risk-based capital requirement. At June 30, 1998, the Company's core capital totaled $4.5 million or 9.3% of adjusted total assets, which exceeded the respective minimum requirements at that date of 4.0% by $2.5 million. The Company's risk-based capital totaled $4.5 million at June 30, 1998 or 19.8% of risk-weighted assets, which exceeded the 8.0% minimum requirement by $2.7 million.

Comparison of Operating Results for the Nine Months Ended June 30, 1998 and 1997

General

Net income for the nine months ended June 30, 1998 totaled $250,000, an increase of $139,000 or 125.2% from the $111,000 recorded for the nine months ended June 30, 1997. The increase in net income resulted primarily from higher net interest income and higher gain on loan sales which was partially offset by an increase in operating expenses and income taxes.

Net Interest Income

Interest income on loans for the nine months ended June 30, 1998 increased $254,000 or 12.7% due to an increase in the average balance of loans outstanding period-to-period. The Company sold in late November 1996, $8.2 million of adjustable rate loans, which reduced interest income for the first quarter of 1997. Interest income on mortgage-backed securities decreased $162,000 or 49.1%, due primarily to a lower average balance outstanding during the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997. The Company sold mortgage-backed securities to repay FHLB advances, the advances had been used to fund the loan growth. Interest income on investment securities and interest bearing deposits have remained relatively stable.

Interest expense on deposits decreased $10,000 or .58% during the nine months ended June 30, 1998 as compared to the prior nine month period. This decrease was due to a decrease in the average yield on deposits during the nine month period. The decrease in the yield is due to changes in the mix of deposits, an increase in lower rate demand deposit accounts and the reduction in higher rate certificates of deposit. Interest expense on borrowings decreased $2,000 as the Company had a lower average balance outstanding during the nine months ended June 30, 1998 as compared to the prior nine month period. The proceeds from the adjustable rate loans sold in November 1996 were used to repay FHLB advances in 1997.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $91,000 or 11.9% during the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997.

Provision for Losses on Loans

The Company's did not record a provision for losses on loans for the nine month periods ended June 30, 1998 and 1997. The provision for loan losses is based on the loan portfolio characteristics, the amount of delinquent and classified loans and management's assessment of the inherent risk in lending.

Other Income

Other income increased by $239,000 during the nine months ended June 30, 1998 as compared to the nine month period ended June 30, 1997. This increase was due to the $225,000 increase in gain on sale of mortgage loans. In November 1996 the Company sold $8.2 million in adjustable rate mortgage loans generating a net gain of $72,000. Excluding this gain, income from the sale of fixed rate mortgage loans for the nine months ended June 30, 1997 was $91,000. Loan sales during the nine months ended June 30, 1998 are predominately fixed rate mortgage loans and FHA and VA secured loans. Gain on sale of mortgage loans have increased $297,000 or 326.3% for the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997. The Company has seen an increase in loans sold on the secondary market as consumer demand for fixed rate loans has increased due to the low interest rate environment. The Company has also increased its staffing of the loan origination office to handle this increased demand.

General, Administrative and Other Expenses

General, administrative and other expenses increased by $115,000 or 14.6% during the nine months ended June 30, 1998 as compared to the same nine month period in 1997. This increase was due primarily to an increase of $90,000 or 24.1% in compensation and benefits. The increase resulted from additional costs relating to the Company's mortgage loan origination office due to the higher level of loan originations and sales for the nine month period as compared to the prior nine month period. Other general, administrative and other expenses have increased slightly including an $4,000 increase in franchise taxes and a $10,000 increase in occupancy and equipment. These increases are due to increased capital levels for franchise tax purposes and additional occupancy costs.

Federal Income Taxes

The provision for federal income taxes increased $76,000 during the nine months ended June 30, 1998 as compared to the same period in 1997. The increase in the federal income tax was due to the higher level of taxable income during the current period. The Company's effective tax rates amounted to 33.0% and 29.7% during the nine month periods ended June 30, 1998 and 1997, respectively.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 1998 and
1997

General

Net income for the three months ended June 30, 1998 totaled $105,000, an increase of $69,000 from the $36,000 in net income for the three months ended June 30, 1997. The increase was due primarily to a increase in net interest income of $28,000 and an increase in other income of $143,000 partially offset by an increase in general, administrative and other expenses of $65,000 and an increase in the provision for income taxes of $37,000.

Net Interest Income

Interest income on loans for the three months ended June 30, 1998 was $751,000 which was an increase of $79,000 as compared to the three month period ended June 30, 1997. The Company has seen an increase in average loans outstanding period to period due to the increased demand for mortgage loans. Interest income on mortgage-backed securities decreased $72,000 due to a decrease in average mortgage-backed securities during the period to $3.4 million from $6.7 million for the three months ended June 30, 1997. Interest income on investment securities and interest bearing deposits have remained stable between the two periods.

Interest expense on deposits totaled $569,000 for the three months ended June 30, 1998, an increase of $5,000 as compared to the three months ended June 30, 1997. The increase was due to the higher average interest rates on deposits outstanding period to period. Interest expense on FHLB advances totaled $14,000 for the three months ended June 30, 1998, a decrease of $18,000 over the same period for 1997. This decrease was due to lower level of advances period to period. The Company had used FHLB advances to fund loan growth in 1997. Some of these advances were repaid in prior quarters.

As a result of the above changes in interest income and interest expense, net interest income increased $28,000 or 10.6% during the three months ended June 30, 1998, as compared to the three months ended June 30, 1997.

Provision for Losses on Loans

The Company had no provision for losses on loans for the three months ended June 30, 1998 and 1997. The provision for losses on loans is based on the loan portfolio characteristics, the amount of delinquent and classified loans and management's assessment of the inherent risk in lending.

Other Income

Other income increased by $143,000 during the three months ended June 30, 1998, as compared to the same period in 1997. This increase was due almost exclusively to an increase in gains on sales of mortgage loans. The Company's secondary market activities have increased significantly during the current period versus the prior period, primarily as a result of the current interest rate environment and consumer demand for fixed rate loans. The Company also sold foreclosed real estate for a gain of $12,000 during the 1998 quarter.

General, Administrative and Other Expenses

General, administrative and other expenses increased by $65,000 or 26.2% to $313,000 for the three month period ended June 30, 1998, as compared to $248,000 for the three month period ended June 30, 1997. The increase was due primarily to a $51,000 increase in compensation and benefits due to higher salaries and benefits relating to the Company's loan origination office from the increased secondary market activity. Other general, administrative and other expenses have increased slightly including a $11,000 increase in other expenses and a $7,000 increase in occupancy and equipment. These increases are due to increased advertising costs relating to the loan origination office and additional occupancy costs.

Federal Income Taxes

The provision for federal income taxes increased by $37,000 during the three months ended June 30, 1998, as compared to the same period in 1997, due primarily to an increase in income before taxes of $106,000.

"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
1995

In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, include but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which the Company operates), the impact of competition for the Company's customers from other providers of financial services, the impact of governmental legislation and regulation (which changes from time to time and which the Company has no control), and other risks detailed in this Form 10-QSB and in the Company's other Securities and Exchange Commission ("SEC") filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date, thereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC.

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

In addition to possible expense related to its own systems, the Company could incur losses if loan payments are delayed due to the year 2000 problems affecting any of its significant borrowers or impairing the payroll systems of large employers in the Company's primary market area. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and its primary market area is not significantly dependent on one employer or industry, the Company does not expect any significant or prolonged difficulties that could affect net earning or cash flow.

                              KENWOOD BANCORP, INC.

                                     PART II



ITEM 1.       Legal Proceedings

              Not applicable


ITEM 2.       Changes in Securities

              Not applicable


ITEM 3.       Defaults Upon Senior securities

              Not applicable


ITEM 4.       Submission of Matters to a Vote of Security Holders

              Not applicable


ITEM 5.       Other Information

              Deadlines for Shareholder Proposals

              Pursuant to Rule 14a-5(e) under the Securities Exchange Act of 1934, as amended effective June 29, 1998:

              (1) The  deadline  for   submitting   shareholder   proposals  for
                  inclusion in the Company's proxy statement and form of proxy for the Company's 1999 Annual Meeting of Stockholders pursuant to Rule 14a-8 is August 31, 1998.
              (2) The  date  after  which  notice  of  a  shareholder   proposal
                  submitted outside the process of Rule 14a-8 is considered untimely is September 30, 1998.


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






Date August  11, 1998                          By   /s/ THOMAS W. BURNS
     ----------------                               -------------------
                                                    Thomas W. Burns
                                                    Executive Vice President and
                                                    Chief Executive Officer



Date August  11, 1998                          By   /s/ MICHAEL W. KELLEY
     ----------------                               ---------------------
                                                    Michael W. Kelley
                                                    Chief Financial Officer