Form 10-K405
period 1998-09-30
KENWOOD BANCORP INC
filed 1998-12-29
CIK 1011142

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended September 30, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based upon the $14.375 closing price of the Registrant's common stock as of December 21, 1998, the aggregate market value of the 225,836 shares of the Registrant's common stock deemed to be held by non-affiliates of the Registrant was approximately $3.2 million. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of December 21, 1998: 295,133

                       DOCUMENTS INCORPORATED BY REFERENCE

                  List  hereunder  the  following   documents   incorporated  by
reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 1998 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1998 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 13 of this Form 10-K.

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

                  As a result of the Conversion and Reorganization, the Company became the unitary holding company of the Savings Bank. The only significant assets of the Company are the capital stock of the Savings Bank, the Company's loan to the Company's Employee Stock Ownership Plan (the "ESOP"), and the portion of the net proceeds retained by the Company in connection with the Conversion and Reorganization. The business and management of the Company consists of the business and management of the Savings Bank. At September 30, 1998, the Company had $48.9 million of total assets, $44.3 million of total liabilities, including $41.4 million of deposits, and $4.6 million of total stockholders' equity.

                  Kenwood is an Ohio-chartered stock savings institution that conducts business from one full-service office and one loan origination office, both of which are located in the Cincinnati, Ohio metropolitan area. The Savings Bank originally was established in 1892 as an Ohio-chartered, mutual deposit and loan company known as "The Kenwood Savings and Loan Association" (the "Mutual Association"). In November 1992, the Mutual Association reorganized into the mutual holding company form of organization (the "MHC Reorganization").

                  The Savings Bank primarily is engaged in attracting deposits from the general public through its office and using those and other available sources of funds to originate loans secured by single-family residences located primarily in southwestern Ohio. Such loans amounted to $34.6 million, or 88.2%, of the Savings Bank's total loan portfolio at September 30, 1998. To a much lesser extent, the Savings Bank originates consumer and other loans, which amounted to $1.7 million, or 4.4%, of the total loan portfolio at September 30, 1998, as well as loans secured by existing multi-family residential and nonresidential real estate, which amounted to $1.3 million, or 3.3%, and $221,000, or .5%, respectively, of the total loan portfolio at such date. The Savings Bank also invests in interest-bearing deposits in other financial institutions (including certificates of deposit), U.S. Government and federal agency obligations and mortgage-backed securities that are insured or guaranteed by federal agencies.

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

Lending Activities

                  General. At September 30, 1998, the Company's net loan portfolio (including loans held for sale) totaled $38.4 million, representing approximately 78.6% of the Company's $48.9 million of total assets at that date. The principal lending activity of the Savings Bank is the origination of one-to-four family residential loans and, to a much lesser extent, consumer and other loans, as well as multi-family residential and nonresidential real estate loans and construction loans.

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

                  Although the Savings Bank historically originated loans with lesser dollar balances than was permitted by federal regulations, loans-to-one borrower limitations may restrict its ability to do business with certain customers. See "Regulation - The Savings Bank - Federal Regulation." A savings association generally may not make loans to one borrower and related entities in an amount that exceeds the greater of $500,000, or 15%, of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1998, the Savings Bank's limit on loans-to-one borrower was $500,000 and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $605,600, $590,000, $507,000, $466,300, and $370,000. Each of these loans is secured primarily by residential real estate located in Hamilton County, Ohio. Each of these loans is performing in accordance with its terms at September 30, 1998.

                  Loan Portfolio Composition. The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan at the dates indicated.

                                                                                     September 30,
                                                ------------------------------------------------------------------------------------
                                                            1998                         1997                          1996
                                                ------------------------     ------------------------      -------------------------
                                                     Amount         %           Amount          %           Amount            %
                                                --------------   -------    --------------    ------      ---------------    -------
                                                                               (Dollars in Thousands)
One-to-four family residential(1)                   $34,613       88.2%          $35,290        92.9%           $37,699       94.6%
Multi-family residential                              1,302        3.3               558         1.5               126         0.3
Nonresidential real estate                              221        0.5               336         0.9               142         0.4
Construction                                          1,403        3.6               534         1.4             1,016         2.5
                                                     ------      -----            ------       -----            ------       -----
                  Total real estate loans            37,539       95.6            36,718        96.7            38,983        97.8

Consumer and other loans:
  Home equity lines of credit                         1,275        3.3             1,226         3.2               817         2.1
  Deposit secured                                        90        0.2                24         0.1                41         0.1
  Other(2)                                              352        0.9                 2          --                 2          --
                                                     ------      -----            ------       -----            ------       -----
                  Total consumer and other loans      1,717        4.4             1,252         3.3               860         2.2
                                                     ------      -----            ------       -----            ------       -----
                  Total loans                        39,256      100.0%           37,970       100.0%           39,843       100.0%
                                                     ------      -----            ------       -----            ------       -----

Less (add):
  Undisbursed portion of loans-in-
    process                                             838                          212                           502
  Deferred loan origination costs                       (77)                         (82)                          (85)
  Allowance for loan losses                              95                           95                            95
                                                     ------                       ------                        ------
                                                        856                          225                           512
                                                     ------                       ------                        ------
                  Net loans                         $38,400                      $37,745                       $39,331
                                                    =======                      =======                       =======

------------------
(1)      Included  $2.2  million,   $1.5  million  and  $9.3  million  of  loans
         designated as held for sale at September 30, 1998, 1997 and 1996, respectively.

(2)      Consists of secured commercial business loans.

                  Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at September 30, 1998 regarding the dollar amount of loans maturing in the Savings Bank's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                                                         Due 3-5           Due 5-10
                                                                                       years after       years after
                                        1999             2000             2001          09/30/98           09/30/98
                                   -------------    -------------   -------------    -------------    ----------------
                                                                    (In Thousands)
One-to-four family residential         $1,612             $633             $641          $3,266              $4,081
Multi-family residential and
  nonresidential real estate               --               18               --              96                 157
Construction                              746               --               --              --                  --
Consumer and other                        440               --               --               2                  --
                                       ------             ----             ----          ------              ------
     Total                             $2,798             $651             $641          $3,364              $4,238
                                       ======             ====             ====          ======              ======
                                       Due 10-20           Due 20
                                      years after        years after
                                        09/30/98          09/30/98           Total
                                   ----------------   --------------    -------------
                                                (In Thousands)
One-to-four family residential            $5,691           $19,964         $35,888
Multi-family residential and
  nonresidential real estate                 349               903           1,523
Construction                                  --               657           1,403
Consumer and other                            --                --             442
                                          ------           -------         -------
     Total                                $6,040           $21,524         $39,256
                                          ======           =======         =======


         The following table sets forth the dollar amount of all loans, before net items, due after one year from September 30, 1998 that have fixed interest rates or that have floating or adjustable interest rates.

                                                                 Floating
                                           Fixed                    or
                                           Rates             Adjustable Rates             Total
                                   -----------------    -----------------------    -----------------
                                                              (In Thousands)

Single-family residential               $19,012                    $15,264              $34,276
Multi-family residential and
  nonresidential real estate                125                      1,398                1,523
Construction                                 --                        657                  657
Consumer and other                           --                          2                    2
                                        -------                    -------              -------
     Total                              $19,137                    $17,321              $36,458
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

         The Savings Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. A loan application first is reviewed by the Savings Bank's loan officer and then is submitted for approval to the Loan Committee of the Board of Directors. In addition, Thomas W. Burns, Executive Vice President and Chief Executive Officer, has been granted loan approval authority by the Board of Directors for single-family residential first mortgage loans of $75,000 and less and with loan-to-value ratios of 90% and less.

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

         Historically, the Savings Bank has originated substantially all of the loans in its portfolio and has held them until maturity. Since fiscal 1991, however, the Savings Bank has sold fixed-rate single-family residential loans to the Federal Home Loan Mortgage Corporation ("FHLMC") and other investors in the secondary market as a means of minimizing interest rate risk as well as generating additional funds for lending and other purposes. Beginning in fiscal 1992, the Savings Bank has designated substantially all fixed-rate single-family residential loans with terms to maturity of greater than ten years as held for sale and has retained in its portfolio all fixed-rate single-family residential loans with terms to maturity of ten years or less and all adjustable-rate single-family residential loans originated. At September 30, 1998, there were $2.2 million of loans designated as held for sale. Sales of loans to date generally have been under terms that do not provide any recourse to the Savings Bank by the purchaser in the event of default on the loan by the borrower.

         With respect to the Savings Bank's loan sales to investors other than the FHLMC, the Savings Bank generally sells such loans servicing released and recognizes current income from receipt of servicing release fees. With respect to the Savings Bank's loan sales to the FHLMC, the Savings Bank generally continues to collect payments on such loans as they become due, to inspect the security property, to make certain insurance and tax advances on behalf of borrowers and to otherwise service such loans. The Savings Bank records a premium or discount, as adjusted for a normal servicing fee, when it realizes a gain or loss from the sale of loans, respectively. The Savings Bank amortizes such premiums and discounts over the estimated lives of the loans using the level yield method, and recognizes the servicing fee when the related loan payments are received. At September 30, 1998, the Savings Bank was servicing $12.6 million of loans for others.

         Historically, the Savings Bank has not been an active purchaser of loans. At September 30, 1998, loans purchased and serviced by others totaled $166,000.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                 Year Ended September 30,
                                                ------------------------------------------------------
                                                       1998                1997                 1996
                                                ----------------    ----------------     ----------------
                                                                      (In Thousands)
Loan originations:
  One-to-four family residential
   and construction(1)                               $50,991             $20,491             $24,801
  Multi-family residential                               777                 496                  --
  Nonresidential real estate                              --                 197                  --
  Commercial                                             350                  --                  --
  Consumer and other                                   1,039               1,093                 773
                                                     -------            -------              -------
         Total loans originated                       53,157              22,277              25,574
Purchases                                                  -                 168                  --
                                                     -------            -------              -------
         Total loans originated and
                   purchased                          53,157              22,445              25,574


Sales and loan principal reductions:
  Loans sold                                          41,177              17,681              12,595
  Loan principal reductions                           11,319               6,347               6,445
                                                     -------            -------              -------
         Total loans sold and
           principal reductions                       52,496              24,028              19,040

Increase (decrease) due to other net items               (6)                 (3)                  25
                                                     -------            -------              -------

Net increase (decrease) in loan portfolio            $   655            $(1,586)             $ 6,559
                                                     =======            =======              =======

-----------------
(1)      Includes loans designated as held for sale during the periods.

         Single-Family Residential Loans. The primary lending activity of the Savings Bank is the origination of loans secured by first mortgage liens on single-family residences (one-to-four units). At September 30, 1998, $34.6 million, or 88.2%, of the Savings Bank's total loan portfolio (including loans held for sale), before net items, consisted of single-family residential loans.

         The Savings Bank's single-family residential loans consist only of conventional loans (loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veterans Affairs). Although a majority of the Savings Bank's loans consist of conventional loans, the Savings Bank has increased its origination of non-conventional mortgage loans. The Savings Bank also has increased its origination of non-owner occupied single-family residential loans.

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

         Since 1983, the Savings Bank has been offering adjustable-rate loans in order to decrease the vulnerability of its operations to changes in interest rates. At September 30, 1998, $15.9 million, or 48.2%, of the single-family residential loans in the Savings Bank's loan portfolio consisted of adjustable-rate loans.

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

         Consumer and Other Loans. At September 30, 1998, consumer and other loans totalled $1.7 million, or 4.4%, of the total loan portfolio (including loans held for sale), before net items, and consisted primarily of home equity lines of credit, which amounted to $1.3 million, or 3.3%, of the Savings Bank's consumer and other loan portfolio (before net items). Home equity lines of credit are originated by the Savings Bank for up to 80% of the appraised value (90% if the Savings Bank holds the first mortgage), less the amount of any existing prior liens on the property. Home equity lines of credit have a maximum term of five years and interest rates that adjust in accordance with a designated prime rate. The Savings Bank will secure the loan with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage.

         Consumer and other loans also included at September 30, 1998, $90,000 of loans secured by customer deposits and $352,000 of commercial business loans. Except for home equity lines of credit, the Savings Bank does not emphasize the origination of consumer or commercial business loans and does not expect to do so in the future.

         Multi-Family Residential, Nonresidential Real Estate and Construction Loans. At September 30, 1998, $1.3 million, or 3.3%, and $221,000, or .5%, of the Savings Bank's total loan portfolio (including loans held for sale), before net items, consisted of loans secured by existing multi-family residential and nonresidential real estate, respectively. The Savings Bank's multi-family residential (five units or more) and nonresidential real estate, loan portfolio includes, for the most part, six loans secured primarily by apartment buildings and small office buildings located within the Savings Bank's primary lending area.

         Multi-family residential and nonresidential real estate loans have terms that range up to 25 years. Although some of the multi-family residential and nonresidential real estate loans that were originated in prior periods have fixed rates, interest rates on originations in recent years generally adjust at a one-year interval in accordance with a designated index. The maximum adjustment in any one period is 3% with a 6% cap over the life of the loan. At September 30, 1998, $1.4 million, or 91.8%, of the multi-family residential and nonresidential real estate loan portfolio consisted of adjustable-rate loans.

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

         The Savings Bank makes construction loans to individuals for the construction of their residences and to borrowers for the construction of multi-family residential and nonresidential real estate. At September 30, 1998, construction loans amounted to $1.4 million or 3.6% of the Savings Bank's total loan portfolio (including loans held for sale), before net items. Of this amount, $1.4 million consisted of loans for the construction of single-family residences. The Savings Bank had no loans for the construction of multi-family residential and nonresidential real estate at September 30, 1998.

         Construction lending generally is limited to the Savings Bank's primary lending area together with contiguous counties. Construction loans are structured to be converted to permanent loans at the end of the construction phase, which typically is 12 months. Construction loans have rates and terms that generally match the non-construction loans then offered by the Savings Bank, except that during the construction phase the borrower only pays interest on the loan. Construction loans are underwritten pursuant to the same general guidelines used for originating permanent loans.

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

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91 issued by the Financial Accounting Standards Board ("FASB"), which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Savings Bank's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At September 30, 1998, the Savings Bank had $77,000 of loan costs that had been deferred and is being recognized into income over the contractual maturities of the related loans.

Asset Quality

         Delinquent Loans. The following table sets forth information concerning delinquent loans at September 30, 1998, in dollar amount and as a percentage of the Savings Bank's total loan portfolio (including loans held for sale). The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

                                                                     Total
                                                  ---------------------------------------
                                                       Amount              Percentage
                                                  -------------    ----------------------
                                                            (Dollars in Thousands)
Loans delinquent for:
  30 - 59 days                                       $1,079                  2.7%
  60 - 89 days                                          306                    .8
  90 days and over                                       --                    --
                                                     ------                  ---
Total delinquent loans(1)                            $1,385                  3.5%
                                                     ======                  ===

---------------
(1)      Consisted entirely of single-family residential loans.


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

                                                                          September 30,
                                                  ----------------------------------------------------------
                                                         1998                 1997                 1996
                                                  ----------------    ------------------    ----------------
                                                                     (Dollars in Thousands)
Non-accruing loans(1)                                  $  --                  $187               $  --
Accruing loans greater than
 90 days delinquent(1)                                    --                    --                  --
Real estate owned                                         --                    --                  --
                                                       ------                 ----               ------
  Total non-performing assets                          $  --                  $187               $  --
                                                       ======                 ====               ======
  Total non-performing loans as
   a percentage of total loans                           --%                  .50%                 --%
                                                       ======                 ====               ======
  Total non-performing assets as
     a percentage of total assets                        --%                  .40%                 --%
                                                       ======                 ====               ======

--------------
(1)      Consisted solely of single-family residential loans.


         The interest income that would have been recorded during the years ended September 30, 1998, 1997 and 1996 if the Savings Bank's non-performing loans at the end of such periods had been current in accordance with their terms during such periods was $0, $7,000 and $0, respectively.

         Classified Assets. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify "problem" assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved. For information concerning an OTS proposal that would revise the amount of general loss allowances required with respect to classified and other assets, see "- Allowance for Loan Losses." At September 30, 1998, the Savings Bank had no classified assets.

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

         At September 30, 1998, the Savings Bank's allowance for loan losses amounted to $95,000, all of which was classified as general pursuant to OTS regulations and, as a result, was includable as a component of regulatory risk-based capital.

         The following table sets forth an analysis of the Savings Bank's allowance for loan losses during the periods indicated.

                                                                 Year Ended September 30,
                                              -------------------------------------------------------------
                                                      1998                  1997                 1996
                                              ------------------    ------------------    -----------------
                                                                  (Dollars in Thousands)
Total net loans outstanding(1)                      $38,400               $37,745              $39,331
                                                    =======               =======              =======
Average loans outstanding, net                      $38,840               $35,205              $35,234
                                                    =======               =======              =======
Balance at beginning of period                      $    95               $    95              $    81
Charge-offs                                              --                    --                   --
Recoveries                                               --                    --                   --
                                                    -------               -------              -------
Net charge-offs                                          --                    --                   --
Provision for losses on loans                            --                    --                   14
                                                    -------               -------              -------
Balance at end of period                            $    95               $    95              $    95
                                                    =======               =======              =======
Allowance for loan losses as a
 percent of total loans
 outstanding                                           .25%                  .25%                 .24%
                                                    =======               =======              =======
Ratio of net charge-offs to average
 loans outstanding                                      --%                   --%                  --%
                                                    =======               =======              =======

------------
(1)      Includes loans held for sale.


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

                                                                      September 30,
                               ------------------------------------------------------------------------------------------
                                             1998                            1997                          1996
                               -----------------------------     -------------------------     --------------------------
                                                   Percent of                    Percent of                    Percent of
                                                   Total Loans                   Total Loans                  Total Loans
                                     Amount        by Category      Amount       by Category      Amount      by Category
                               ---------------    -----------    -----------    -----------    -----------   ------------
                                                                  (Dollars in Thousands)
One-to-four family
  residential                        $84               88.2%           $89           92.9%           $91           95.8%
Multi-family residential               3                3.3              1            1.5             --            0.3
Nonresidential real estate            --                 .5              1            0.9             --            0.4
Construction                           3                3.6              1            1.4              2            1.3
Consumer and other loans               5                4.4              3            3.3              2            2.2
                                     ---              -----            ---          -----            ---         ------
     Total                           $95              100.0%           $95          100.0%           $95         100.00%
                                     ===              =====            ===          =====            ===         ======

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

Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses charged to operations or stockholders' equity, respectively. The Savings Bank adopted the Statement as of October 1, 1994. In accordance with the terms of an FASB implementation guide, on December 31, 1995, the Savings Bank transferred mortgage-backed securities with an amortized cost of $7.2 million from held to maturity to available for sale. At September 30, 1998, the Company had $502,000 of investment securities and $4.0 million of mortgage-backed securities classified as available for sale and the Company's stockholders' equity reflected a net unrealized gain of $19,000.

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

         The following table sets forth information relating to the amortized cost and market value of the Savings Bank's mortgage-backed securities at September 30, 1998, 1997 and 1996 (including those designated as available for sale).

                                                                   September 30,
                                   ---------------------------------------------------------------------------
                                            1998                       1997                       1996
                                   --------------------     -----------------------     ----------------------
                                    Amortized     Market      Amortized      Market      Amortized      Market
                                       Cost       Value         Cost         Value          Cost        Value
                                   ----------   -------     -----------   ----------    ----------   ----------
                                                                   (In Thousands)
FHLMC participation certificates      $  426     $  426         $1,283       $1,276        $  348      $   339
GNMA participation certificates        3,481      3,512          2,014        2,071         3,835        3,867
FNMA participation certificates          221        225            413          424           560          573
                                      ------     ------         ------       ------        ------       ------
Total mortgage-backed
  securities                          $4,128     $4,163         $3,710       $3,771        $4,743       $4,779
                                      ======     ======         ======       ======        ======       ======

         The following table sets forth the activity in the Savings Bank's mortgage-backed securities portfolio during the periods indicated (including those designated as available for sale).

                                                                          At or For the Year
                                                                          Ended September 30,
                                                   --------------------------------------------------------------
                                                           1998                  1997                 1996
                                                   --------------------  -------------------    -----------------
                                                                        (Dollars in Thousands)
Mortgage-backed securities
  at beginning of period                                 $3,760                $4,774                $7,311
Purchases                                                 2,110                 3,293                   513
Repayments                                                (970)                 (879)               (1,332)
Sales                                                     (719)               (3,450)               (1,745)
Change in unrealized gain on available
  for sale securities                                      (25)                    20                    30
Premium amortization                                        (3)                     2                   (3)
                                                         ------                ------                ------
Mortgage-backed securities at end
  of period(1)                                           $4,153                $3,760                $4,774
                                                         ======                ======                ======
Weighted average yield at end of
  period                                                  6.49%                 6.87%                 6.63%
                                                         ======                ======                ======

---------------
(1) At September 30, 1998, $4.0 million of such securities were classified as available for sale.

         At September 30, 1998, of the $4.1 million portfolio, $0 was scheduled to mature in between one and five years and $4.1 million was scheduled to mature after ten years. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

         Of the $4.1 million of mortgage-backed securities, $181,000 consisted of fixed-rate and $4.0 million consisted of adjustable-rate securities.

         Investment Securities. The following table sets forth information relating to the amortized cost and market value of the Savings Bank's investment securities at the dates indicated.

                                                                     September 30,
                                -------------------------------------------------------------------------------------
                                           1998                          1997                          1996
                                -----------------------      -------------------------     --------------------------
                                   Amortized       Market       Amortized        Market       Amortized        Market
                                      Cost         Value          Cost           Value           Cost          Value
                                -------------    -------     -------------    ----------   -------------    ----------
                                                                 (Dollars in Thousands)
U.S. Government agency
  obligations(1)                    $1,999        $2,004        $2,493           $2,486        $2,493          $2,445
                                    ======        ======        ======           ======        ======          ======
Weighted average yield
  at end of period                    5.65%                       5.82%                          5.82%
                                    ======                      ======                         ======

------------
(1)      At  September  30,  1998,   $500,000  of  investment   securities  were
         classified as available for sale.


         The following table sets forth the amortized cost and market value of investment securities by contractual terms to maturity at September 30, 1998.

                                                        Amortized            Market
                                                           Cost              Value
                                                    ---------------    ---------------
                                                               (In Thousands)
One year                                                  $   --             $   --
One to five years                                          1,999              2,004
Five to ten years                                             --                 --
More than ten years                                           --                 --
                                                          ------             ------
    Total                                                 $1,999             $2,004
                                                          ======             ======

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

         Deposits. The Savings Bank's deposits are attracted principally from within the Savings Bank's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $6.2 million at September 30, 1998. Deposit account terms vary, with the principal differences being the minimum balance required, the time period that the funds must remain on deposit and the interest rate.

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

                                                                  September 30,
                            ----------------------------------------------------------------------------------------
                                        1998                          1997                          1996
                            ----------------------------   --------------------------    ---------------------------
                                Amount        Percentage      Amount       Percentage        Amount       Percentage
                            -------------    -----------   ------------    ----------    -------------    ----------
                                                             (Dollars in Thousands)
Certificate accounts:
 4.01  -  6.00%                     $20,802          50.3%        $19,860          48.5%         $18,807         45.2%
 6.01  -  8.00%                      11,521          27.8          13,216          32.2           14,997         36.0
 8.01  - 10.00%                          --            --              --            --               --           --
10.01  - 12.00%                          --            --              --            --               --           --
                                    -------         -----         -------         -----          -------        -----
Total certificate accounts          $32,323          78.1          33,076          80.7           33,804         81.2
                                    -------         -----         -------         -----          -------        -----
Transactions accounts:
  Passbook accounts                   1,521           3.7           1,446           3.5            1,396          3.3
  Statement savings                   3,377           8.2           2,578           6.3            2,535          6.1
  Money market accounts               2,042           5.1           2,378           5.8            2,616          6.3
  NOW accounts                        2,120           4.9           1,518           3.7            1,285          3.1
                                    -------         -----         -------         -----          -------        -----
Total transaction accounts            9,060          21.9           7,920          19.3            7,832         18.8
                                    -------         -----         -------         -----          -------        -----
Total deposits                      $41,383         100.0%        $40,996         100.0%         $41,636        100.0%
                                    =======         =====         =======         =====          =======        =====

         The following table sets forth the savings activities of the Savings Bank during the periods indicated.

                                                            Year Ended September 30,
                                         -------------------------------------------------------------
                                                 1998                  1997                 1996
                                         ------------------    ------------------   ------------------
                                                                 (In Thousands)
Deposits                                     $33,212              $ 34,147              $30,928
Withdrawals                                  (34,743)              (36,700)             (35,751)
                                             -------              --------              -------
  Net increase (decrease)
    before interest credited                  (1,531)               (2,553)              (4,823)
Interest credited                              1,918                 1,913                2,031
                                             -------              --------              -------
  Net increase (decrease)
   in deposits                               $   387              $   (640)             $(2,792)
                                             =======              ========              =======

         The following table shows the interest rate and maturity information for the Savings Bank's certificates of deposit at September 30, 1998.

                                                      Maturity Date
                 -------------------------------------------------------------------------------------
                     One Year           Over             Over               Over
Interest Rate        or Less         1-2 Years         2-3 Years          3 Years             Total
-------------    -------------    -------------    --------------    ---------------     -------------
                                                 (Dollars in Thousands)
4.01 - 6.00%              $14,816           $2,226            $3,242             $  518          $20,802

6.01 - 8.00%                4,105            4,605               130              2,681           11,521

     Total                $18,921           $6,831            $3,372             $3,199          $32,323

         The following table sets forth the maturities of the Savings Bank's certificates of deposit having principal amounts of $100,000 or more at September 30, 1998.

Certificates of deposit
maturing in quarter ending:
-----------------------------------------
                                                  (In Thousands)
December 31, 1998                                      $1,076

March 31, 1999                                            589

June 30, 1999                                             224

September 30, 1999                                        208

After September 30, 1999                                2,234
                                                       ------
Total certificates of deposit
  with balances of $100,000
  or more                                              $4,331
                                                       ======

         Borrowings. The Savings Bank's other sources of funds include advances from the FHLB of Cincinnati. As a member of the FHLB of Cincinnati, the Savings Bank is required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own interest rate, which may be fixed or variable, and a range of maturities. The FHLB of Cincinnati may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. At September 30, 1998, the Savings Bank had a $8 million line of credit with the FHLB of Cincinnati. As of such date the Savings Bank had $2.4 million of advances from the FHLB of Cincinnati.

         The following table sets forth the maximum month-end balance and average balance of the Savings Bank's FHLB advances during the periods indicated.

                                                            Year Ended September 30,
                                       -----------------------------------------------------------------
                                                1998                   1997                   1996
                                       -------------------     -------------------    ------------------
                                                             (Dollars in Thousands)
Maximum balance                               $3,484                 $3,763                $3,658
Average balance                                1,944                  1,789                 1,313
Weighted average interest
  rate of FHLB advances                        5.81%                  5.65%                 5.48%

         The following table sets forth certain information as to the Savings Bank's FHLB advances at the dates indicated.

                                                                    September 30,
                                              -------------------------------------------------------
                                                     1998                 1997                1996
                                              ---------------    --------------------    ------------
                                                               (Dollars in Thousands)
FHLB advances                                      $2,429             $1,049              $3,653
Weighted average interest
  rate of FHLB advances                             5.43%              5.69%               5.46%

Employees

         The Savings Bank had 12 full-time employees and five part-time employees at September 30, 1998. None of these employees is represented by a collective bargaining agreement, and the Savings Bank believes that it enjoys good relations with its personnel.

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

         In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as those offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1998, the Savings Bank was in compliance with the above restrictions.

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

         Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk- weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all of the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Savings Bank had no goodwill or other intangible assets at September 30, 1998. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Savings Bank's regulatory capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. See "-- Prompt Corrective Action."

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

         At September 30, 1998, the Savings Bank exceeded all of its regulatory capital requirements, with core and risk-based capital ratios of 8.72% and 19.17%, respectively.

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

         Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease- and-desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

         In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk is subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution is required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated economic value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component is calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0%, multiplied by the economic value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally to be effective as of January 1, 1994, subject however to a three quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994, the Director of the OTS indicated that it would waive the capital deduction for institutions with greater than "normal" interest rate risk until the OTS publishes an appeals process. The OTS has recently indicated that no savings institution will be required to deduct capital for interest rate risk until further notice. In any event, management of the Savings Bank does not believe that the OTS' adoption of an interest rate risk component to the risk- based capital requirement will adversely affect the Savings Bank's regulatory capital position.

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

         At September 30, 1998 the Savings Bank was deemed a "well capitalized" institution for purposes of the above regulations and as such was not subject to the above mentioned restrictions.

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

         Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At September 30, 1998, the Savings Bank's liquidity ratio was 22.4%.

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

         At September 30, 1998, the Savings Bank was a Tier 1 institution for purposes of this regulation.

         On January 7, 1998, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, a savings institution that would remain at least "adequately capitalized" following the capital distribution and that meets other specified requirements, would not be required to provide any notice or application to the OTS for cash dividends below a specified amount. A savings institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (or 3% or more if the savings institution is assigned a composite rating of 1), and does not meet the definition of "well capitalized." Because the Savings Bank is a subsidiary of the Company, the proposal, however, would require the Savings Bank to provide notice to the OTS of its intent to make a capital distribution, unless an application is otherwise required. The Savings Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

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

         Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Cincinnati; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1998, the qualified thrift investments of the Savings Bank were approximately 99% of its portfolio assets.

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

         As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1998, the Savings Bank had $495,000 in FHLB stock, which was in compliance with this requirement.

         As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended September 30, 1998, dividends paid by the FHLB of Cincinnati to the Savings Bank amounted to $34,300, compared to $31,000 during the same period in the prior year.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts). As of September 30, 1998, no reserves were required to be maintained on the first $4.3 million of transaction accounts, reserves of 3% were required to be maintained against the next $52.0 million of net transaction accounts (with such dollar amounts subject to adjustment by the Federal Reserve Board), and a reserve of 10% (which is subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

         The Savings Bank is required by Ohio law and regulations to comply with certain reserve and net worth requirements. Currently, Ohio-chartered savings institutions are required to establish and maintain a reserve for the absorption of bad debts and other losses in an amount at least equal to 3% of the institutions's deposit account balance. For purposes of complying with this reserve requirement, such savings institutions are able to include the amount of any permanent stock issued and outstanding, contributed surplus, undivided profits, specific loss or valuation reserves and any other nonwithdrawable accounts. In addition, Ohio-chartered savings institutions which are rated a Composite One under the Uniform Financial Institutions Rating System are required to establish and maintain a ratio of net worth to total assets of not less than 3%. All other Ohio-chartered savings institutions are required to have a ratio of net worth to total assets of not less than 4%. Net worth shall consist of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus), minority interests in the equity capital accounts of consolidated subsidiaries and subordinated debentures (in varying amounts and percentages). At September 30, 1998, the Savings Bank was in compliance with applicable reserve and net worth requirements.

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

         The investment authority of Ohio-chartered savings institutions is broader in many respects than that of federally chartered savings institutions. However, since the enactment of FIRREA, state-chartered savings institutions, such as the Savings Bank, are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or in an amount that is not permitted for a federally chartered savings and loan association. This prohibition applies to equity investments in real estate, investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At September 30, 1998, the Savings Bank had no investments subject to the foregoing prohibition.

         Furthermore, a state-chartered savings institution may not engage as principal in any activity not permitted for federal institutions unless the FDIC has determined that such activity would pose no significant risk to the affected deposit insurance fund and the institution is in compliance with the capital standards prescribed under FIRREA. When certain activities are permissible for a federal institution, the state institution may engage in the activity in a higher amount if the FDIC has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the association meets its capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At September 30, 1998, the Savings Bank had no investments that were affected by the foregoing limitations.

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

         Under recently enacted legislation, however, the PTI Method was repealed. If an institution is not a "large" thrift institution, i.e., the quarterly average of the institution's total assets or of the consolidated group of which it is a member exceeds $500 million for the year, the institution will continue to be permitted to use the Experience Method. In addition, the institution is required to recapture (i.e., take into income) over a multi-year period its "applicable excess reserves," i.e., the balance of its reserve for losses on qualifying loans and nonqualifying loans, as of the close of its last tax year beginning before January 1, 1996, over the greater of (a) balance of such reserves as of December 31, 1987 or (b) in the case of an institution that is not a "large" thrift institution, an amount that would have been the balance of such reserves as of the close of its last tax year beginning before January 1, 1996, had the institution always computed the additions to its reserves using the experience method. The institution would not be required to recapture its supplemental reserves or its pre-1988 reserves, even if the institution later became a supplemental reserves or its pre-1988 reserves, even if the institution later became a "large" bank. Under the legislation, such recapture requirements would be suspended for each of two successive taxable years beginning January 1, 1997 if the principle amount of residential loans made by the institution during each such year is not less than the average of the principal amounts of such loans made by the institution during its six taxable years preceding January 1, 1996. As of June 30, 1998, the Savings Bank's bad debt reserve subject to recapture over a six-year period totaled approximately $80,000.

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

         Distributions. If the Savings Bank distributes cash or property to its stockholders, and the distribution is treated as being from its accumulated bad debt reserves, then the distribution will cause the Savings Bank to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non- dividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

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

         Net Operating Loss Carryovers. For taxable years beginning after August 5, 1997, a financial institution may carry back net operating losses ("NOLs") to the two preceding taxable years and carry forward and deduct from taxable income for the 20 succeeding taxable years. At September 30, 1998, the Savings Bank had no NOL carryforwards for federal income tax purposes.

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

         The Savings Bank's federal income tax returns have not been audited by the Internal revenue Service ("IRS") in recent years and its federal income tax returns for the tax years ended September 30, 1997, 1996 and 1995 are open under the statute of limitations and are subject to review by the IRS. State Taxation

         The Company is subject to an Ohio tax based on the greater of its tax liability as determined under separate net worth and net income computations. The Company will exclude its investment in Kenwood in determining its tax liability under the net worth computation. The tax liability under the net worth computation will be computed at .596% of the Company's net taxable value. The tax liability under the net income method will be computed at a graduated rate not exceeding 9.12% of the Company's Ohio taxable income.

         The Savings Bank is subject to an Ohio franchise tax based on its equity capital plus certain reserve amounts. Total capital for this purpose is reduced by certain exempted assets. The resultant net taxable value was taxed at a rate of 1.5% for 1998.

Item 2.  Properties.
--------------------

         At September 30, 1998, Kenwood conducted its business from its headquarters and main office in Cincinnati, Ohio and one loan origination office located in Cincinnati, Ohio. The following table sets forth the net book value (including leasehold improvement, furnishings and equipment) and certain other information with respect to the offices of Kenwood at September 30, 1998.

                                                                              Net Book
                                                                              Value of                Amount of
            Description/Address                    Leased/Owned               Property                 Deposits
-----------------------------------------     ---------------------    --------------------    ----------------------
                                                                                        (In Thousands)
7711 Montgomery Road
Cincinnati, Ohio  45236                                Owned                    $329                   $41,383

9462 Towne Square Avenue
Cincinnati, Ohio  45242
(loan origination office)                             Leased                      25                        --
                                                                                ----                   -------
  Total                                                                         $354                   $41,383
                                                                                ====                   =======

Item 3.  Legal Proceedings.
---------------------------

         The Company is not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security-Holders.
-------------------------------------------------------------

         Not applicable.

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

         The  information   required  herein,  to  the  extent  applicable,   is
incorporated by reference from page 58 of the Company's 1998 Annual Report to Stockholders ("1998 Annual Report").

Item 6.  Selected Financial Data.
---------------------------------

         The information required herein is incorporated by reference from pages four and five of the 1998 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations.
--------------------------------------------------------------------------------

         The information required herein is incorporated by reference from pages six to 22 of the 1998 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

         The information required herein is incorporated by reference from pages seven to 11 of the 1998 Annual Report.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

         The information required herein is incorporated by reference from pages four and five and 23 to 57 of the 1998 Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure.
--------------------------------------------------------------------------------

         Not applicable.

PART III.

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

         The information required herein is incorporated by reference from pages five to nine of the Company's definitive proxy statement to be filed within 120 days of the Company's fiscal year end (September 30, 1998) (the "Definitive Proxy Statement").

Item 11.  Executive Compensation.
---------------------------------

         The information required herein is incorporated by reference from pages nine to 13 of the Company's Definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

         The information required herein is incorporated by reference from pages two to five of the Company's Definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

         The information required herein is incorporated by reference from page 13 of the Company's Definitive Proxy Statement.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------------

         (a)  Documents Filed as Part of this Report

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

             Reports of Independent Certified Public Accountants
             Consolidated Statement of Financial Condition as of September 30,
               1998 and 1997
             Consolidated Statements of Income for the Fiscal Periods Ended
                September 30, 1998, 1997 and 1996
             Consolidated Statements of Shareholders' Equity for the Fiscal
                Periods Ended September 30, 1998, 1997 and 1996
             Consolidated  Statements of Cash Flows for the Fiscal  Periods
                ended September 30, 1998, 1997 and 1996
             Notes to Consolidated Financial Statements

         (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.                                                         Description
---------         ------------------------------------------------------------------------------------------------
 2.1              Plan of Conversion and Agreement and Plan of Reorganization1/
 3.1              Certificate of Incorporation of Kenwood Bancorp, Inc.1/
 3.2              Bylaws of Kenwood Bancorp, Inc.1/
 4.1              Specimen Stock Certificate of Kenwood Bancorp, Inc.1/
10.1              1992 Stock Incentive Plan1/
10.2              1992 Directors' Stock Option Plan1/
10.3              1992 Management Recognition Plan1/
10.4              Kenwood Bancorp, Inc. Employee Stock Ownership Plan and Trust1/
13.0              1998 Annual Report to Stockholders, specified portion (pp. 4 to 58) of the
                  Company's  Annual  Report to  Stockholders  for the year ended
                  September 30, 1998.
21.0              Subsidiaries of the Registrant - Reference is made to "Item 1. Business" for the required information
23.0              Consent of Clark, Schaefer, Hackett & Co.
27.0              Financial Data Schedule

----------------
1/ Incorporated herein by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-2698) filed by the Company with the Securities and Exchange Commission ("SEC") on March 22, 1996, as subsequently amended.


         (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KENWOOD BANCORP, INC.

                                             By:    /s/ Thomas W. Burns
                                                   --------------------
                                                    Thomas W. Burns
                                                    Executive Vice President and
                                                      Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert P. Isler                            December 29, 1998
-----------------------------------
Robert P. Isler
President and Chairman of the Board


/s/ Thomas W. Burns                            December 29, 1998
-----------------------------------
Thomas W. Burns
Executive Vice President and
 Chief Executive Officer
 (principal executive and
 financial officer)


/s/ Richard C. Kent                            December 29, 1998
-----------------------------------
Richard C. Kent
Director

/s/ Donald G. Ashcraft                         December 29, 1998
-----------------------------------
Donald G. Ashcraft
Director


/s/ P. Lincoln Mitchell                        December 29, 1998
-----------------------------------
P. Lincoln Mitchell
Secretary and Director


/s/ James N. Murphy                            December 29, 1998
-----------------------------------
James N. Murphy
Director