Form 10QSB
period 1998-12-31
KENWOOD BANCORP INC
filed 1999-02-16
CIK 1011142

FORM 1O-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended         December 31, 1998
                                              -----------------

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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of February 12, 1999, the latest practicable date, 295,133 shares of the registrant's common stock, $.01 par value, were issued and outstanding.





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

                                        KENWOOD BANCORP INC.
                                  STATEMENTS OF FINANCIAL CONDITION
                                           (in Thousands)

                               ASSETS

                                                                            December 31  September 30,
                                                                                1998          1998
                                                                             (unaudited)
Cash and due from banks ................................................     $  1,709      $    745
Interest bearing deposits in other financial institutions ..............        5,361         2,374
                                                                             --------      --------
               Cash and cash equivalents ...............................        7,070         3,119
Investment securities at amortized cost, approximate market
     value of $498 and $1,502 as of December 31, 1998
     and September 30, 1998 ............................................          500         1,499
Investment securities - available for sale, amortized cost
      of $500 as of September 30, 1998 .................................         --             502
Mortgage-backed securities at cost, approximate market
     value of $171 and $191 as of December 31, 1998
     and September 30, 1998 ............................................          163           181
Mortgage-backed securities available for sale, amortized cost of $4,591 and $3,947 as of December 31, 1998
     and September 30, 1998 ............................................        4,603         3,972
Loans receivable .......................................................       34,151        36,211
Loans held for sale - at lower of cost or market .......................        2,325         2,189
Property and equipment, net ............................................          689           354
Federal Home Loan bank stock - at cost .................................          504           495
Accrued interest receivable:
     Loans .............................................................          182           204
     Mortgage-backed securities ........................................           27            25
     Investment securities .............................................         --              18
Prepaid expenses and other assets ......................................           33            80
Prepaid federal income taxes ...........................................         --              22
                                                                             --------      --------

                                                                             $ 50,247      $ 48,871
                                                                             ========      ========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits ...............................................................     $ 42,236        41,383
Advances from the Federal Home Loan Bank ...............................        2,405         2,429
Accounts payable on mortgage loans services for others .................          384            28
Advances by borrowers for taxes and insurance ..........................          309           220
Other liabilities ......................................................          159            96
Accrued federal income taxes ...........................................           10          --
Deferred federal income taxes ..........................................          147           151
                                                                             --------      --------
               Total liabilities .......................................       45,650        44,307
                                                                             --------      --------

Commitments ............................................................         --            --

                                        KENWOOD BANCORP INC.
                                  STATEMENTS OF FINANCIAL CONDITION
                                           (in Thousands)
                                            (continued)



                                                                            December 31  September 30,
                                                                                1998          1998
                                                                             (unaudited)
Stockholders' equity
     Preferred stock - authorized 1,000,000 shares of $.01 par
         value, none issued ............................................         --            --
     Common stock - authorized 4,000,000 shares of $.01 par
         value; 295,133 shares issued and outstanding ..................            3             3
     Additional paid in capital ........................................        1,774         1,774
     Retained earnings - substantially restricted ......................        2,933         2,891
     Shares acquired by Management Recognition Plan ....................          (17)          (17)
     Less unearned ESOP shares .........................................         (104)         (106)
     Unrealized gain on available for sale securities, net of income tax            8            19
                                                                             --------      --------
               Total stockholders' equity ..............................        4,597         4,564
                                                                             --------      --------

                                                                             $ 50,247        48,871
                                                                             ========      ========

                              KENWOOD BANCORP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                              Three Months ended
                                                                  December 31
                                                              1998         1997
                                                              ----          ----
Interest income
      Loans ..........................................         $738          741
      Mortgage-backed securities .....................           68           59
      Investment securities ..........................           20           45
      Interest bearing deposits and other ............           47           31
                                                               ----         ----
         Total interest income .......................          873          876

Interest expense
      Deposits .......................................          569          579
      Borrowings .....................................           33           27
                                                               ----         ----
         Total interest expense ......................          602          606
                                                               ----         ----

         Net interest income .........................          271          270

Provision for losses on loans ........................          --          --
                                                               ----         ----
         Net interest income after provision
             for losses on loans .....................          271          270
                                                               ----         ----

Other income
      Gain on sale of mortgage loans .................          190          104
      Gain on sale of investments ....................          --          --
      Other operating ................................            8            6
                                                               ----         ----
                                                                198          110
                                                               ----         ----

                              KENWOOD BANCORP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)
                                   (continued)

                                                              Three Months ended
                                                                  December 31
                                                              1998         1997
                                                              ----          ----
General, administrative and other expenses
      Employee compensation and benefits .............          237          144
      Occupancy and equipment ........................           36           32
      Federal deposit insurance premiums .............            9           10
      Franchise taxes ................................           14           13
      Other ..........................................           78           74
                                                               ----         ----
         Total general, administrative and
             other expenses ..........................          374          273
                                                               ----         ----

         Income before income taxes ..................           95          107

Federal income taxes
      Current ........................................           32           33
      Deferred .......................................          --          --
                                                               ----         ----
                                                                 32           33
                                                               ----         ----

         Net income ..................................         $ 63           74
                                                               ====         ====

         Earnings per share
             Basic ...................................         $0.22        0.26
                                                               ====         ====
             Diluted .................................         $0.22        0.25
                                                               ====         ====


                                        KENWOOD BANCORP INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the three months ended December 31,
                                           (In thousands)
                                             (Unaudited)

                                                                                 1998             1997
                                                                                 ----             ----
Cash flows from operating activities:
     Net income for the period ...........................................     $     63            74
     Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
            Depreciation and amortization ................................            8             8
            Amortization of ESOP .........................................            2             2
            Amortization of premiums and discounts on investments
               and mortgage-backed securities ............................            4          --
            Loans disbursed for sale in the secondary market .............      (16,507)       (7,214)
            Proceeds from sale of loans in the secondary market ..........       16,562         7,773
            Gain on sale mortgage loans ..................................         (190)         (104)
            Federal Home Loan Bank dividends .............................           (9)           (8)
            Increase (decrease) in cash due to changes in:
               Deferred loan costs .......................................           29            (7)
               Accrued interest receivable ...............................           38           (18)
               Prepaid expenses and other assets .........................           34            30
               Accounts payable on mortgage loans serviced for others ....          356            48
               Other liabilities .........................................           63            10
               Accrued federal income taxes ..............................           32            32
                                                                               --------      --------
                  Net cash provided by (used in) operating activities ....          485           626
                                                                               --------      --------

Cash flows provided by (used in) investing activities:
     Principal payments on loans and mortgage-backed securities ..........        5,636         1,187
     Loan disbursements ..................................................       (3,043)       (2,721)
     Purchase of investment securities - held to maturity ................         (500)         --
     Maturity of investment securities ...................................        2,000          --
     Purchase of mortgage-backed securities - available for sale .........       (1,194)         --
     Purchase of office premises and equipment ...........................         (330)         --
     Decrease in certificates of deposit in other financial institutions .         --             285
                                                                               --------      --------
                  Net cash provided by (used in) investing activities ....        2,569        (1,249)
                                                                               --------      --------

                                        KENWOOD BANCORP INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the three months ended December 31,
                                           (In thousands)
                                             (Unaudited)
                                             (continued)

                                                                                 1998             1997
                                                                                 ----             ----
Cash flows provided by (used in) financing activities:
     Net increase in deposits ............................................          853           258
     Borrowings from FHLB ................................................         --           3,000
     Repayment of FHLB advances ..........................................          (24)       (2,014)
     Advances by borrowers for taxes and insurance .......................           89           108
     Dividends paid on common stock ......................................          (21)          (20)
                                                                               --------      --------
                  Net cash provided by (used in) financing activities ....          897         1,332
                                                                               --------      --------

Net decrease in cash and cash equivalents ................................        3,951           709
Cash and cash equivalents - beginning of period ..........................        3,119         1,382
                                                                               --------      --------
Cash and cash equivalents - end of period ................................     $  7,070         2,091
                                                                               ========      ========

Supplemental  disclosure  of cash flow  information
Cash paid during the period for:
        Federal income taxes .............................................     $   --            --
                                                                               ========      ========

        Interest on deposits and borrowings ..............................     $    620           604
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

2.    Basis of Presentation:

      The  accompanying   unaudited   financial   statements  were  prepared  in
      accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended December 31, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.

3.    Earnings Per Share:

      Basic earnings per share for the three month periods ended December 31, 1998 and 1997, is computed based on 281,591 and 280,771 weighted average shares outstanding for Bancorp, respectively. Diluted earnings per share for the three month periods ended December 31, 1998 and 1997, is computed based on 283,053 and 294,661 weighted average shares outstanding as adjusted for the stock compensation plan and for the employee stock ownership plan.


4.    Effects of Recent Accounting Pronouncements:

      In March 1997, the FASB issued SFAS No. 128, "Earnings per Share" to replace the presentation on "primary" and "full diluted" earnings per share with newly defined "basic" and "diluted" earnings per share. "Basic" earnings per share will not include the dilutive effect of certain common stock equivalents on earnings. Diluted earnings per share reflects the potential dilution of securities that could share in an enterprise's earnings. The statements require dual presentation of basic and diluted earnings per share on the income statements for all entities having complex capital structures and is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 was adopted for the period ending December 31, 1997. Prior year earnings per share information was restated to conform with the new pronouncement.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that (a) items of other comprehensive income be classified by their nature in a financial statement and (b) the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid in capital in the equity section of the statement of condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 beginning October 1, 1998.

      Comprehensive income for the three months ended December 31, 1998 and 1997 was $52 and $81, respectively. The difference between net income and comprehensive income consists solely of the effect of the unrealized gains and losses, net of tax, on available for sale securities.

      In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual and interim financial statements issued to shareholders. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on management's method for making operating decisions and assessing performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. There was no effect from the adoption of this pronouncement.

                              KENWOOD BANCORP INC.

                Management's Discussion And Analysis Of Financial
                       Condition And Results Of Operations

Discussion of Financial Condition Changes from September 30, 1998 to December 31, 1998

At December 31, 1998, the Company had total assets of $50.2 million, an increase of approximately $1.4 million or 2.8% from September 30, 1998. The increase in assets was due to an increase in cash and cash equivalents partially offset by a decrease in loans receivable (including loans held for sale), which was funded by deposit growth and accounts payable to mortgages serviced for others.

Cash and cash equivalents increased $3.9 million or 126% during the three months ended December 31, 1998, as the repayments from loans and maturity of investment securities were invested in interest bearing deposits.

Loans receivable (including loans held for sale) decreased by $1.9 million or 4.8% to $36.5 million at December 31, 1998 as compared to $38.4 million at September 30, 1998. The Company normally sells all fixed rate one-to-four family loans originated on the secondary market. The current consumer demand for fixed rate loans has impacted the Company's adjustable rate portfolio as ARM loans refinanced to fixed rate products. The Company sold $16.4 million of loans in the secondary market for the three months ended December 31, 1998.

The Company's investment portfolio consists of investment securities, and mortgage-backed securities (held to maturity and available for sale). The investment portfolio decreased $888,000 or 14.4% over the level maintained at September 30, 1998. The decrease in the investment portfolio was due to the maturity of investment securities and principal repayments of mortgage-backed securities partially offset by the net increase in mortgage-backed securities from new purchases during the quarter ended December 31, 1998. The proceeds from the maturities were invested in interest bearing deposits.

Deposits totaled $42.2 million at December 31, 1998, an increase of $853,000 or 2.1% from the $41.4 million of deposits at September 30, 1998. The increase in deposits is exclusively in the demand deposit accounts. The Company continues to see a reduction in certificates of deposit due to high competition for the funds and other savings vehicles available to customers. The Company does not offer special rates or terms to attract deposits unless the terms and rates are favorable for the Company for the long term. Demand accounts have increased during the three months ended December 31, 1998 as the Company's new demand products, and other demand products established in prior periods, continue to generate deposit growth.

The Company is required to meet two minimum capital standards promulgated by the Office of Thrift Supervision. The capital standards generally require the maintenance of regulatory capital sufficient to meet a core and risk-based capital requirement. At December 31, 1998, the Company's core capital totaled $4.4 million or 8.7% of adjusted total assets, which exceeded the respective minimum requirements at that date of 4.0% by $2.4 million. The Company's risk-based capital totaled $4.5 million at December 31, 1998 or 20.3% of risk-weighted assets, which exceeded the 8.0% minimum requirement by $2.7 million.

Comparison of Operating Results for the Three Months Ended December 31, 1998 and 1997

General

Net income for the three months ended December 31, 1998 totaled $63,000, a decrease of S11,000 or 14.9% from the $74,000 recorded for the three months ended December 31, 1997. The decrease in net income resulted primarily from an increase in compensation and benefits which was partially offset by an increase in the gain on sale of mortgage loans.

Net Interest Income

Interest income on loans for the three months ended December 31, 1998 decreased $3,000 or .4% due primarily to a decrease in the average balance of loans outstanding period-to-period. Interest income on mortgage-backed securities increased $9,000 or 15.2%, due primarily to a higher average balance outstanding during the three months ended December 31, 1998 as compared to the three months ended December 31, 1997. Interest income on investment securities decreased $25,000 or 55.6% due to the reduction in the average balance outstanding for the period ended December 31, 1998 as compared to the prior three month period. Interest income on interest bearing deposits increased $16,000 to $47,000 for the three months ended December 31, 1998 as compared to $475,000 for the three months ended December 31, 1997. The Company has utilized interest bearing deposits for excess funds.

Interest expense on deposits decreased $10,000 or 1.7% during the three months ended December 31, 1998 as compared to the prior three month period. This decrease was due to a decrease in the average yield on deposits during the three month period. The decrease in the yield is due to changes in the mix of deposits, an increase in lower rate demand deposit accounts and the reduction in higher rate certificates of deposit. Interest expense on borrowings increased $6,000 as the Company had a higher average balance outstanding during the three months ended December 31, 1998 as compared to the prior three month period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1,000 or .4% during the three months ended December 31, 1998 as compared to the three months ended December 31, 1997.

Provision for Losses on Loans

The Company did not record a provision for losses on loans for the three month periods ended December 31, 1998 and 1997. The provision for loan losses is based on the loan portfolio characteristics, the amount of delinquent and classified loans and management's assessment of the inherent risk in lending.

Other Income

Other income increased by $88,000 during the three months ended December 31, 1998 as compared to the three month period ended December 31, 1997. This increase was due to the $86,000 increase in gain on sale of mortgage loans. The Company has seen an increase in loans sold on the secondary market as consumer demand for fixed rate loans has increased due to the low rate environment.

General, Administrative and Other Expenses

General, administrative and other expenses increased by $101,000 or 37.0% during the three months ended December 31, 1998 as compared to the same three month period in 1997. This increase was due primarily to an increase of $93,000 or 64.5% in compensation and benefits. The increase resulted from additional costs relating to the Company's mortgage loan origination office due to the higher level of loan sales for the quarter as compared to the prior quarter.

Federal Income Taxes

The provision for federal income taxes decreased $1,000 during the three months ended December 31, 1998 as compared to the same period in 1997. The decrease in the federal income tax was due to the lower level of taxable income during the current period. The Company's effective tax rates amounted to 33.6% and 30.8% during the three month periods ended December 31, 1998 and 1997, respectively.

"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
1995

In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, include, but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which the Company operates), the impact of competition for the Company's customers from other providers of financial services, the impact of governmental legislation and regulation (which changes from time to time and which the Company has no control), and other risks detailed in this Form 10-QSB and in the Company's other Securities and Exchange Commission ("SEC") filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date, thereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC.

Year 2000 Issues
As with all financial institutions, the Company's operations depend almost entirely on computer systems. The Company has addressed the potential problems associated with the possibility that the computers which control or operate the Company's operating systems, facilities and infrastructure may not be programmed to read four digit date codes and, upon arrival of the year 2000, may recognize the two digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

The Company has developed an action plan which assesses the magnitude of the Year 2000 problem, provides a strategy that neutralizes the impact of these problems, develops a contingency plan to be implemented if critical systems do not become Year 2000 compliant and develop testing procedures to insure that the systems are Year 2000 compliant. The status of this effort is reported to the Board of Directors on a regular basis.

All third party providers of software have either certified their product as compliant or have indicated that they will be compliant by the end of the first quarter of calendar 1999. The major provider of data processing services to the Company has completed its migration to a Year 2000 ready platform operating system and data base. Customer transaction testing was completed during the fourth quarter of 1998. All computer equipment has been tested for Year 2000 compliance and any necessary replacements have been made.

The Company has not identified any significant expenses which are reasonably likely to be incurred in future periods in connection with this issue and does not expect to incur significant expense to implement any necessary corrective actions. No assurance can be given, at this time, that significant expenses will not be incurred in future periods. In the unlikely event that the Company is ultimately required to purchase replacement computer systems, programs and equipment, or that substantial expense must be incurred to make the Company's current systems, programs and equipment Year 2000 compliant, the Company's net income and finical condition could be adversely affected.

In addition to possible expense relating to its own systems, the Company could incur losses if loan payments are delayed due to Year 2000 problems affecting any of its significant borrowers or impairing the payroll systems of large employers in the Company's primary market area. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and its primary market area is not significantly dependent upon one employer or industry, the Company does not expect any significant or prolonged difficulties that could affect net income or cash flow.

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






Date   February 12, 1999                 By    /s/ THOMAS W. BURNS
       ------------------                      ------------------------
                                               Thomas W. Burns
                                               Executive Vice President and
                                               Chief Executive Officer



Date   February 12, 1999                 By    /s/ MICHAEL W. KELLY
       ------------------                      -------------------------
                                               Michael W. Kelley
                                               Chief Financial Officer