Form 10QSB
period 1999-03-31
KENWOOD BANCORP INC
filed 1999-05-14
CIK 1011142

FORM 1O-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999


                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from               to

           Commission File Number 0-20907

                             KENWOOD BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   31-1457996
--------------------------------------------------------------------------------
   (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                    Identification Number)

        7711 Montgomery Road
          Cincinnati, Ohio                                    45236
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

As of May 10, 1999, the latest practicable date, 295,133 shares of the registrant's common stock, $.01 par value, were issued and outstanding.





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

                                        KENWOOD BANCORP, INC.
                                  STATEMENTS OF FINANCIAL CONDITION
                                           (in Thousands)

                              ASSETS

                                                                             March 31    September 30,
                                                                               1999           1998
                                                                             --------      --------
                                                                            (unaudited)
Cash and due from banks ................................................     $  3,184           745
Interest bearing deposits in other financial institutions ..............        3,526         2,374
                                                                             --------      --------
               Cash and cash equivalents ...............................        6,710         3,119
Investment securities at amortized cost, approximate market
     value of $500 and $1,502 as of March 31, 1999
     and September 30, 1998 ............................................          500         1,499
Investment securities - available for sale, amortized cost
      of $1,500 and $500 as of March 31, 1999
     and September 30, 1998 ............................................        1,489           502
Mortgage-backed securities at cost, approximate market
     value of $156 and $191 as of March 31, 1999
     and September 30, 1998 ............................................          149           181
Mortgage-backed securities available for sale, amortized cost of $7,206 and $3,947 as of March 31, 1999
     and September 30, 1998 ............................................        7,240         3,972
Loans receivable .......................................................       33,122        36,211
Loans held for sale - at lower of cost or market .......................        1,319         2,189
Property and equipment, net ............................................          718           354
Federal Home Loan bank stock - at cost .................................          512           495
Accrued interest receivable:
     Loans .............................................................          161           204
     Mortgage-backed securities ........................................           32            25
     Investment securities .............................................           25            18
Prepaid expenses and other assets ......................................           44            80
Prepaid federal income taxes ...........................................         --              22
                                                                             --------      --------

                                                                             $ 52,021        48,871
                                                                             ========      ========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits ...............................................................     $ 44,459        41,383
Advances from the Federal Home Loan Bank ...............................        2,351         2,429
Accounts payable on mortgage loans serviced for others .................          206            28
Advances by borrowers for taxes and insurance ..........................          205           220
Other liabilities ......................................................           47            96
Accrued federal income taxes ...........................................            4          --
Deferred federal income taxes ..........................................          132           151
                                                                             --------      --------
               Total liabilities .......................................       47,404        44,307
                                                                             --------      --------

Commitments ............................................................         --            --

                                        KENWOOD BANCORP, INC.
                                  STATEMENTS OF FINANCIAL CONDITION
                                           (in Thousands)



                                                                             March 31    September 30,
                                                                               1999           1998
                                                                             --------      --------
                                                                            (unaudited)
Stockholders' equity
     Preferred stock - authorized 1,000,000 shares of $.01 par
         value, none issued ............................................         --            --
     Common stock - authorized 4,000,000 shares of $.01 par
         value; 295,133 shares issued and outstanding ..................            3             3
     Additional paid in capital ........................................        1,774         1,774
     Retained earnings - substantially restricted ......................        2,942         2,891
     Shares acquired by Management Recognition Plan ....................          (17)          (17)
     Less unearned ESOP shares .........................................         (101)         (106)
     Unrealized gain on available for sale securities, net of income tax           16            19
                                                                             --------      --------
               Total stockholders' equity ..............................        4,617         4,564
                                                                             --------      --------

                                                                             $ 52,021        48,871
                                                                             ========      ========

                                   KENWOOD BANCORP, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                       (In thousands)
                                        (Unaudited)

                                                   Six Months ended     Three Months ended
                                                       March 31               March 31
                                                   1999       1998        1999       1998
                                                  ------     ------      ------     ------
Interest income
      Loans .................................     $1,388      1,502         650        761
      Mortgage-backed securities ............        138        116          70         57
      Investment securities .................         55         89          35         44
      Interest bearing deposits and other ...        124         60          77         29
                                                  ------     ------      ------     ------
          Total interest income .............      1,705      1,767         832        891

Interest expense
      Deposits ..............................      1,121      1,138         552        559
      Borrowings ............................         65         65          32         38
                                                  ------     ------      ------     ------
          Total interest expense ............      1,186      1,203         584        597
                                                  ------     ------      ------     ------

          Net interest income ...............        519        564         248        294

Provision for losses on loans ...............       --         --          --         --
                                                  ------     ------      ------     ------
          Net interest income after provision
             for losses on loans ............        519        564         248        294
                                                  ------     ------      ------     ------

Other income (expense)
      Gain on sale of mortgage loans ........        280        232          90        128
      Loss on sale of investments ...........       --           (2)       --           (2)
      Other operating .......................         14         13           6          7
                                                  ------     ------      ------     ------
                                                     294        243          96        133
                                                  ------     ------      ------     ------

General, administrative and other expenses
      Employee compensation and benefits ....        391        300         154        156
      Occupancy and equipment ...............         81         70          45         38
      Federal deposit insurance premiums ....         15         19           6          9
      Franchise taxes .......................         30         37          16         24
      Other .................................        160        161          82         87
                                                  ------     ------      ------     ------
          Total general, administrative and
             other expenses .................        677        587         303        314
                                                  ------     ------      ------     ------

          Income before income taxes ........        136        220          41        113

                                   KENWOOD BANCORP, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                       (In thousands)
                                        (Unaudited)

                                                   Six Months ended     Three Months ended
                                                       March 31               March 31
                                                   1999       1998        1999       1998
                                                  ------     ------      ------     ------
Federal income taxes
      Current ...............................         44         75          12         42
      Deferred ..............................         --         --          --         --
                                                  ------     ------      ------     ------
                                                      44         75          12         42
                                                  ------     ------      ------     ------

          Net income ........................     $   92        145          29         71
                                                  ======     ======      ======     ======

          Earnings per share
             Basic ..........................     $ 0.33       0.52        0.10       0.26
                                                  ======     ======      ======     ======
             Diluted ........................     $ 0.33       0.51        0.10       0.26
                                                  ======     ======      ======     ======


                                            KENWOOD BANCORP, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     For the six months ended March 31,
                                               (In thousands)
                                                 (Unaudited)

                                                                                       1999           1998
                                                                                     --------      --------
Cash flows from operating activities:
    Net income for the period ..................................................     $     92           145
    Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
           Depreciation and amortization .......................................           17            15
           Amortization of ESOP ................................................            5             4
           Amortization of premium and discounts on investments
              and mortgage-backed securities ...................................           10          --
           Loans disbursed for sale in the secondary market ....................      (23,081)      (18,261)
           Proceeds from sale of loans in the secondary market .................       24,231        17,423
           Gain on sale of mortgage loans ......................................         (280)         (232)
           Loss on sale of investments .........................................         --               2
           Federal Home Loan Bank dividends ....................................          (17)          (17)
           Increase (decrease) in cash due to changes in:
              Deferred loan costs ..............................................           27            (5)
              Accrued interest receivable ......................................           29             9
              Prepaid expenses and other assets ................................           36            (8)
              Accounts payable on mortgage loans serviced for others ...........          178           103
              Other liabilities ................................................          (49)           (4)
              Accrued federal income taxes .....................................           26            38
                                                                                     --------      --------
                 Net cash provided by (used in) operating activities ...........        1,224          (788)
                                                                                     --------      --------

Cash flows provided by (used in) investing activities:
    Principal payments on loans and mortgage-backed securities .................       11,118         6,612
    Loan disbursements .........................................................       (7,028)       (6,072)
    Purchase of mortgage-backed securities - available for sale ................       (4,284)         (492)
    Purchase of investment securities - available for sale .....................       (1,500)         --
    Proceeds from sale of mortgage backed securities - available for sale ......         --             469
    Purchase of office premises and equipment ..................................         (381)          (10)
    Purchase of investment securities - held to maturity .......................       (1,000)         --
    Maturity of investment securities ..........................................        2,500           500
    Decrease in certificates of deposit in other financial institutions ........         --             380
                                                                                     --------      --------
                 Net cash provided by (used in) investing activities ...........         (575)        1,387
                                                                                     --------      --------

                                            KENWOOD BANCORP, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     For the six months ended March 31,
                                               (In thousands)
                                                 (Unaudited)

                                                                                       1999           1998
                                                                                     --------      --------
Cash flows provided by (used in) financing activities:
    Net increase (decrease) in deposits ........................................        3,076           (71)
    Borrowings from FHLB .......................................................         --           4,500
    Repayment of FHLB advances .................................................          (78)       (4,573)
    Advances by borrowers for taxes and insurance ..............................          (15)           (8)
    Dividends paid on common stock .............................................          (41)          (41)
                                                                                     --------      --------
                 Net cash provided by (used in) financing activities ...........        2,942          (193)
                                                                                     --------      --------

Net decrease in cash and cash equivalents ......................................        3,591           406
Cash and cash equivalents - beginning of period ................................        3,119         1,382
                                                                                     --------      --------
Cash and cash equivalents - end of period ......................................     $  6,710         1,788
                                                                                     ========      ========

Supplemental  disclosure  of cash flow  information
    Cash paid during the period for:
        Federal income taxes ...................................................     $     52            37
                                                                                     ========      ========

        Real estate acquired in settlement of loans ............................     $   --              77
                                                                                     ========      ========

        Interest on deposits and borrowings ....................................     $  1,192         1,155
                                                                                     ========      ========

                              KENWOOD BANCORP, INC.
                   Notes to Consolidated Financial Statements

1.   Organizational Summary:
     -----------------------

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

2.    Basis of Presentation:
      ----------------------

      The  accompanying   unaudited   financial   statements  were  prepared  in
      accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended March 31, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

3.    Earnings Per Share:
      -------------------

      Basic earnings per share for the three and six month periods ended March 31, 1999 and 1998, is computed based on 281,591 and 280,771 weighted average shares outstanding for Bancorp, respectively. Diluted earnings per share for the three and six month periods ended March 31, 1999 and 1998, is computed based on 283,053 and 282,049 weighted average shares outstanding as adjusted for the stock compensation plan.


4.    Effects of Recent Accounting Pronouncements:
      --------------------------------------------

      In March 1997, the FASB issued Statement of Financial  Accounting Standard
      (SFAS) No. 128, "Earnings per Share" to replace the presentation on "primary" and "full diluted" earnings per share with newly defined "basic" and "diluted" earnings per share. "Basic" earnings per share will not include the dilutive effect of certain common stock equivalents on earnings. Diluted earnings per share reflects the potential dilution of securities that could share in an enterprise's earnings. The statements requires dual presentation of basic and diluted earnings per share on the income statements for all entities having complex capital structures and is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 was adopted for the period ending December 31, 1997. Prior year earnings per share information was restated to conform with the new pronouncement.

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

      Comprehensive income for the six months ended March 31, 1999 and 1998 was $89 and $147, respectively. The difference between net income and comprehensive income consists solely of the effect of the unrealized gains and losses, net of tax, on available for sale securities.

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

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for derivative instruments, including derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entire recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently assessing the impact that the adoption of this standard will have on the Company's financial statements.

                              KENWOOD BANCORP, INC.

                Management's Discussion And Analysis Of Financial
                       Condition And Results Of Operations


Discussion of Financial Condition Changes from September 30, 1998 to March 31, 1999
--------------------------------------------------------------------------------

At March 31, 1999, the Company had total assets $52.0 million , an increase of approximately $3.2 million or 6.4% from September 30, 1998. The increase in assets was due to an increase in cash and cash equivalents partially offset by a decrease in loans receivable (including loans held for sale) which was funded by deposit growth and accounts payable to mortgages serviced for others.

Cash and cash equivalents increased $3.6 million or 115.1% during the six months ended March 31, 1999, as the repayments from loans receivable and the funds from the increase in deposits were invested in interest bearing deposits.

Loans receivable (including loans held for sale) decreased by $4.0 million or 10.3% to $34.4 million at March 31, 1999 as compared to $38.4 million at September 30, 1998. The Company normally sells all fixed rate one-to-four family loans originated in the secondary market. The current consumer demand for fixed rate loans has impacted the Company's adjustable rate portfolio as ARM loans refinanced to fixed rate products. The Company sold $23.9 million of loans in the secondary market for the six months ended March 31, 1999.

The Company's investment portfolio consists of, investment securities, and mortgage-backed securities (held to maturity and available for sale). The investment portfolio increased $3.2 million or 52.4% over the level maintained at September 30, 1998. The increase in the investment portfolio was due to the purchase of $4.3 million of mortgage-backed securities during the six months ended March 31, 1999 partially offset by repayments on mortgage-backed securities. The Company has purchased adjustable rate mortgage-backed securities as a means to reduce interest rate risk.

Deposits totaled $44.5 million at March 31, 1999, an increase of $3.1 million or 7.4% from the $41.4 million of deposits at September 30, 1998. The increase in deposits is exclusively in the demand deposit accounts. The Company continues to see a reduction in certificates of deposit due to high competition for the funds and other savings vehicles available to customers. The Company does not offer special rates or terms to attract deposits unless the terms and rates are favorable for the Company for the long term. Demand accounts have increased during the six months ended March 31, 1999 as the Company's new demand products, established in prior periods, continue to generate deposit growth.

The Company is required to meet each of two minimum capital standards promulgated by the Office of Thrift Supervision. The capital standards generally require the maintenance of regulatory capital sufficient to meet a core and risk-based capital requirement. At March 31, 1999, the Company's core capital totaled $4.4 million or 8.5% of adjusted total assets, which exceeded the respective minimum requirements at that date of 4.0% by $2.3 million. The Company's risk-based capital totaled $4.5 million at March 31, 1999 or 20.9% of risk-weighted assets, which exceeded the 8.0% minimum requirement by $2.8 million.

Comparison of Operating Results for the Six Months Ended March 31, 1999 and 1998
--------------------------------------------------------------------------------

General
-------

Net income for the six months ended March 31, 1999 totaled $92,000, a decrease of $53,000 or 36.6% from the $145,000 recorded for the six months ended March 31, 1998. The decrease in net income resulted primarily from lower net interest income and higher operating expenses which was partially offset by an increase in gain on loan sales and lower income taxes.

Net Interest Income
-------------------

Interest income on loans for the six months ended March 31, 1999 decreased $114,000 or 7.6% due to a decrease in the average balance of loans outstanding period-to-period. As noted, the Company usually sells all fixed rate loans on the secondary market, and the current consumer demand for fixed rate products has reduced the Company's loan portfolio accordingly. Interest income on mortgage-backed securities increased $22,000 or 19.0%, due primarily to a higher average balance outstanding during the six months ended March 31, 1999 as compared to the six months ended March 31, 1998. The Company has purchased mortgage-backed securities with the excess funds from repayments on the loan portfolio. Interest income on investment securities decreased $34,000 or 38.2% due to the reduction in the average balance outstanding period to period. Interest income on interest bearing deposits increased $64,000 to $124,000 for the six months ended March 31, 1999 as compared to $60,000 for the six months ended March 31, 1998. The Company has utilized interest bearing deposits for excess funds.

Interest expense on deposits decreased $17,000 or 1.5% during the six months ended March 31, 1999 as compared to the prior six month period. This decrease was due to a decrease in the average yield on deposits during the six month period. The decrease in the yield is due to changes in the mix of deposits, an increase in lower rate demand deposit accounts and the reduction in higher rate certificates of deposit. Interest expense on borrowings has remained relatively stable.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $45,000 or 8.0% during the six months ended March 31, 1999 as compared to the six months ended March 31, 1998.

Provision for Losses on Loans
-----------------------------

The Company did not record a provision for losses on loans for the six month periods ended March 31, 1999 and 1998. The provision for loan losses is based on the loan portfolio characteristics, the amount of delinquent and classified loans and management's assessment of the inherent risk in lending.

Other Income
------------

Other income increased by $51,000 during the six months ended March 31, 1999 as compared to the six month period ended March 31, 1998. This increase was due to the $48,000 increase in gain on sale of mortgage loans. The Company experienced an increase in loans sold on the secondary market in the first quarter of the fiscal year as consumer demand for fixed rate loans has increased due to the low interest rate environment. During the second quarter of the fiscal year there was a decrease in loans sold due as the Company experienced a reduction in mortgage loan refinances.

General, Administrative and Other Expenses
------------------------------------------

General, administrative and other expenses increased by $90,000 or 15.3% during the six months ended March 31, 1999 as compared to the same six month period in 1998. This increase was due primarily to an increase of $91,000 or 30.3% in compensation and benefits. The increase resulted from additional costs relating to the Company's mortgage loan origination office due to the higher level of loan sales for the six month period as compared to the prior six month period. Occupancy and equipment expenses have increased $11,000 due primarily to higher data processing fees. Other general, administrative and other expenses have remained relatively stable to slight decreases due to timing of payments and lower premiums.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased $31,000 during the six months ended March 31, 1999 as compared to the same period in 1998. The decrease in the federal income tax was due to the lower level of taxable income during the current period. The Company's effective tax rates amounted to 32.3% and 34.1% during the six month periods ended March 31, 1999 and 1998, respectively.


Comparison  of  Operating  Results for the Three Months Ended March 31, 1999 and
1998
--------------------------------------------------------------------------------

General
-------

Net income for the three months ended March 31, 1999 totaled $29,000, a decrease of $42,000 from the $71,000 in net income for the three months ended March 31, 1998. The decrease was due primarily to a decrease in net interest income of $46,000 and a decrease in other income of $37,000, partially offset by a decrease in general, administrative and other expenses of $11,000 and a decrease in the provision for income taxes of $30,000.


Net Interest Income
-------------------

Interest income on loans for the three months ended March 31, 1999 was $650,000 which is a decrease of $111,000 as compared to the three month period ended March 31, 1998. The Company has seen a decrease in average loans outstanding period to period due to the increased demand for fixed rate mortgage loans which the Company is normally selling on the secondary market. Interest income on mortgage-backed securities increased $13,000 due to a higher level of average mortgage-backed securities during the period to $5.4 million for the six months ended March 31, 1999, from $3.5 million for the three months ended March 31, 1998. Interest income on investment securities for the three months ended March 31, 1999 was $35,000, which is a decrease of $9,000 as compared to the three month period ended March 31, 1998. The decrease is due to lower average balances outstanding period to period. Interest income on interest bearing deposits have increased $48,000 to $77,000 for the three months ended March 31, 1999 as compared to $29,000 for the three months ended March 31, 1998. The Company has invested excess funds in interest bearing deposits.

Interest expense on deposits totaled $552,000 for the three months ended March 31, 1999, a decrease of $7,000 as compared to the three months ended March 31, 1998. The decrease was due to a decrease in the average yield on deposits during the three month period as compared to the three month period ended March 31, 1998. The decrease in yield is due to the changes in the mix of deposits, an increase in lower rate demand deposit accounts and a reduction in higher rate certificates of deposit. Interest expense on Federal Home Loan Bank (FHLB) advances totaled $32,000 for the three months ended March 31, 1999, a decrease of $6,000 over the same period for 1998. This decrease was due to a lower level of advances period to period. The Company had used FHLB advances to fund loan growth.

As a result of the above changes in interest income and interest expense, net interest income decreased $46,000 or 15.6% during the three months ended March 31, 1999, as compared to the three months ended March 31, 1998.

Provision for Losses on Loans
-----------------------------

The Company had no provision for losses on loans for the three months ended March 31, 1999 and 1998. The provision for losses on loans is based on the loan portfolio characteristics, the amount of delinquent and classified loans and management's assessment of the inherent risk in lending.

Other Income
------------

Other income decreased by $37,000 during the three months ended March 31, 1999, as compared to the same period in 1998. This decrease was due to a decrease in gains on sales of mortgage loans. The Company's secondary market activities have decreased during the current period versus the prior period, primarily as a result of the decrease in mortgage loan refinances in the market.

General, Administrative and Other Expenses
------------------------------------------

General,  administrative  and other  expenses  decreased  by  $11,000 or 3.5% to
$303,000 for the three month period ended March 31, 1999, as compared to $314,000 for the three month period ended March 31, 1998. The decrease was due primarily to an $8,000 decrease in franchise taxes due to a change in the State of Ohio's method of assessing tax on holding companies Other general, administrative and other expenses decreased $5,000 in comparison to the prior period.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased by $30,000 during the three months ended March 31, 1999, as compared to the same period in 1998, due primarily to a decrease in income before taxes of $72,000.

"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
1995
--------------------------------------------------------------------------------

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

Year 2000 Issues
----------------

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

The Company has developed an action plan which assesses the magnitude of the Year 2000 problem, provides a strategy that neutralizes the impact of these problems, develops a contingency plan to be implemented if critical systems do not become Year 2000 compliant and develop testing procedures to ensure that the systems are Year 2000 compliant. The status of this effort is reported to the Board of Directors on a regular basis.

All third party providers of software have either certified their product as compliant or have indicated that they will be compliant by the end of the second quarter of calendar 1999. The major provider of data processing services to the Company has completed its migration to a Year 2000 ready platform operating system and data base. Customer transaction testing was completed during the fourth quarter of 1998. All computer equipment has been tested for Year 2000 compliance and any necessary replacements have been made.

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

              Not applicable


ITEM 3.       Defaults Upon Senior Securities
              -------------------------------

              Not applicable


ITEM 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              On January 28, 1999, the Company held its 1999 Annual Meeting of Stockholders. At the annual meeting, stockholders of the Company elected one director of the Company and ratified the appointment of the Company's independent auditors for the year ending September 30, 1999. The votes received on such proposals were as follows:

                                                                     For          Against      Abstain     Not Voted
                                                                     ---          -------      -------     ---------
              1.  Election of Richard C. Kent                       165,378        1,394          -         128,361
              2.  Ratification of independent auditors              165,722          900          150       128,361


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






Date May 11, 1999                           By   /s/ THOMAS W. BURNS
     ------------                                -------------------
                                                 Thomas W. Burns
                                                 Executive Vice President,
                                                 Chief Executive Officer



Date May 11, 1999                           By   /s/ MICHAEL W. KELLEY
     ------------                                ---------------------
                                                 Michael W. Kelley
                                                 Chief Financial Officer